Form 10QSB
period 1995-03-31
WINDSOR PARK PROPERTIES 5
filed 1995-05-11
CIK 818817

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


       For the quarterly period ended     March 31, 1995
                                      -------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



       For the transition period from _________________ to _________________


       Commission file number 0-16642
                             ---------------


          WINDSOR PARK PROPERTIES 5, A CALIFORNIA LIMITED PARTNERSHIP
   ------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



           California                                      33-0243223
- --------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)



         120 W. Grand Avenue, Suite 202, Escondido, California  92025
   ------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (619) 746-2411
   ------------------------------------------------------------------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [_]

                               TABLE OF CONTENTS

                                    PART I
                                    ------

                                                                            Page
                                                                            ----
Item 1.  Financial Statements                                                 3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  8


                                    PART II
                                    -------


Item 6.  Exhibits and Reports on Form 8-K                                     9



         SIGNATURE

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)



                                                                 March 31,1995
                                                                 -------------
ASSETS
- ------

Property held for investment:
  Land                                                           $   1,507,800
  Buildings and improvements                                         2,033,300
  Fixtures and equipment                                                18,400
                                                                 -------------

                                                                     3,559,500
Less accumulated depreciation                                         (671,500)
                                                                 -------------

                                                                     2,888,000

Investment in joint venture                                          1,573,200
Cash and cash equivalents                                              182,100
Other assets                                                            65,200
                                                                 -------------

                                                                 $   4,708,500
                                                                 =============


LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Liabilities:
  Accounts payable                                               $       6,200
  Accrued liabilities                                                   19,000
  Tenant deposits and other liabilities                                 39,100
                                                                 -------------

                                                                        64,300
                                                                 -------------

Partners' equity:
  Limited partners                                                   4,815,100
  General partners                                                    (170,900)
                                                                 -------------

                                                                     4,644,200
                                                                 -------------

                                                                 $   4,708,500
                                                                 =============

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     1995             1994
                                                 -----------      -----------
REVENUES
- --------
Rent and utilities                               $   105,700      $   101,000
Equity in earnings of joint venture                   13,600            9,200
Interest                                               5,100            3,500
Other                                                  2,300           10,100
                                                 -----------      -----------

                                                     126,700          123,800
                                                 -----------      -----------

COSTS AND EXPENSES
- ------------------

Property operating costs                              50,500           53,800
Depreciation and amortization                         25,800           26,000
General and administrative:
  Related parties                                     13,400           13,700
  Other                                               11,600           13,800
State tax                                                              23,000
                                                 -----------       ----------

                                                     101,300          130,300
                                                 -----------      -----------

Net income (loss)                                $    25,400      $    (6,500)
                                                 ===========      ===========

Net income (loss) - general partners             $       300      $      (100)
                                                 ===========      ===========

Net income (loss) - limited partners             $    25,100      $    (6,400)
                                                 ===========      ===========

Net income (loss) per limited partnership unit   $      0.10      $     (0.03)
                                                 ===========      ===========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      1995            1994
                                                  -----------    -------------
Cash flows from operating activities:
  Net income (loss)                               $    25,400    $     (6,500)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
    Depreciation and amortization                      25,800          26,000
    Equity in earnings of joint venture               (13,600)         (9,200)
    Joint venture cash distributions                   13,600           9,200

Changes in operating assets and liabilities:
  Other assets                                          2,400          18,500
  Accounts payable                                       (400)         21,800
  Accrued liabilities                                   4,400          (2,500)
  Tenant deposits and other liabilities                (4,300)          1,800
                                                  -----------    ------------

Net cash provided by operating activities              53,300          59,100
                                                  -----------    ------------

Cash flows from investing activities:
  Joint venture cash distributions                     11,200          11,800
  Increase in property held for investment             (1,600)         (2,200)
                                                  -----------    ------------

Net cash provided by investing activities               9,600           9,600
                                                  -----------    ------------

Cash flows from financing activities:
  Cash distributions                                  (50,500)       (101,000)
  Repurchase of limited partnership units                (800)
                                                  -----------    ------------

Net cash used in investing activities                 (51,300)       (101,000)
                                                  -----------    ------------

Net increase (decrease) in cash and cash
  equivalents                                          11,600         (32,300)

Cash and cash equivalents at beginning of period      170,500         438,000
                                                  -----------    ------------

Cash and cash equivalents at end of period        $   182,100    $    405,700
                                                  ===========    ============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at March 31, 1995 and the related statements of operations and of cash flows for the three months ended March 31, 1995 and 1994 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes. Certain 1994 amounts have been reclassified to conform with the 1995 presentation.

NOTE 2.  INVESTMENT IN JOINT VENTURE
         ---------------------------

The Partnership's investment in joint venture consists of a 42 percent undivided interest in one manufactured home community. The condensed results of operations of the joint venture for the three months ended March 31, 1995 and 1994 follows:

                                               1995          1994
                                          -----------   -----------
      Property revenues                   $   142,900   $   132,700
                                          -----------   -----------
      Expenses:
        Property operating                     82,200        82,300
        Depreciation                           28,300        28,400
                                          -----------   -----------
                                              110,500       110,700
                                          -----------   -----------
      Net income                          $    32,400   $    22,000
                                          ===========   ===========

NOTE 3.  NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
         ----------------------------------------------

Net income (loss) per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income (loss) allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three months ended March 31, 1995 and 1994 was 243,794 and 243,862, respectively.

NOTE 4.  RELATED PARTY TRANSACTIONS
         --------------------------

The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr. (Mr. Coseo is also the president, chief executive officer and the principal stockholder of The Windsor Corporation).

The General Partners and their affiliates are entitled to receive various fees and compensation from the Partnership which are summarized as follows:

Operational Stage
- -----------------

The Partnership's investment properties were managed by Windsor Asset Management, Inc. (WAMI), an affiliate of The Windsor Corporation, until November 1994. At that time, WAMI was merged into an independent property management company. For management services, WAMI received 5 percent of gross property receipts. During the three months ended March 31, 1994, WAMI received fees of $5,300. WAMI received no fees during the three months ended March 31, 1995.

The net profits, losses and cash distributions of the Partnership during the operational stage are allocated 99 percent to the Limited Partners and 1 percent to the General Partners.

The Partnership reimburses The Windsor Corporation and affiliates for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $14,900 and $15,300 for such costs during the three months ended March 31, 1995 and 1994, respectively.

Liquidation Stage
- -----------------

During the Partnership's liquidation stage, total compensation paid to all persons for the sale of Partnership properties is limited to competitive real estate commissions, not to exceed 6 percent of the contract price for the sale of the property. The General Partners may receive up to one-half of the competitive real estate commission, not to exceed 3 percent, if they provide a substantial amount of services in the sales effort. The General Partners' commission is subordinated to the Limited Partners receiving a 9 percent cumulative, non-compounded annual return (Preferred Return) on their original capital investments. No commissions were paid during the three months ended March 31, 1995 and 1994.

The General Partners also receive 1 percent of net income, loss and cash distributions from the sale or financing of Partnership properties. The participation increases to 15 percent after the Limited Partners have received their original invested capital plus their Preferred Return.

During the three months ended March 31, 1995 and 1994 the General Partners received cash distributions of $500 and $1,000, respectively.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the three months ended March 31, 1995 and 1994 follows:

                                 1995                     1994
                         ---------------------    ----------------------
                                         Per                      Per
                           Amount        Unit       Amount        Unit
                         ----------      ----     ----------      ----
Net income
 - limited partners       $  25,100    $  0.10    $             $
Return of capital            24,900       0.10       100,000        0.41
                          ---------    -------    ----------    --------

                          $  50,000    $  0.20    $  100,000    $   0.41
                          =========    =======    ==========    ========

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Changes in Financial Condition
- ------------------------------

March 31, 1995 as compared to December 31, 1994
- -----------------------------------------------

The Partnership's primary source of cash during the three months ended March 31, 1995 was from the operations of its investment properties. The primary use of cash during the same period was for cash distributions to partners.

There have been no significant changes in the financial condition of the Partnership since December 31, 1994. Partners' equity decreased from $4,670,100 at December 31, 1994 to $4,644,200 at March 31, 1995 due to cash distributions of $50,500 and repurchased limited partner units of $800 exceeding net income of $25,400.

The General Partners are evaluating proposals for the financing of the existing property portfolio, as well as new property acquisitions. The General Partners currently intend to finance the existing property portfolio and acquire additional properties later in 1995.

The future sources of cash for the Partnership will be provided from property operations, cash reserves, possibly mortgage financing and ultimately from the sale of property. The future uses of cash will be for Partnership administration, capital expenditures, distributions to partners and possibly debt service. The General Partners believe that the future sources of cash are sufficient to meet the working capital requirements of the Partnership for the foreseeable future.

Results of Operations
- ---------------------

Three months ended March 31, 1995 as compared to three months ended
- -------------------------------------------------------------------
March 31, 1994
- --------------

The Partnership realized net income of $25,400 ($0.10 per limited partnership unit) for the three months ended March 31, 1995 as compared to a net loss of $6,500 ($0.03 per limited partnership unit) for the same period in 1994.

Rent and utilities revenues increased from $101,000 in 1994 to $105,700 in 1995. The overall occupancy of the Partnership's two wholly-owned properties decreased from 82% at March 31, 1994 to 77% at March 31, 1995. Offsetting the decrease in overall occupancy were $10 per month rent increases implemented at both properties effective April 1994.

Equity in earnings of joint venture, which reflects the Partnership's share of net income of the Town and Country Estates manufactured home community, increased from $9,200 in 1994 to $13,600 in 1995. The increase is due mainly to a significant increase in occupancy at the property in 1994 due to an aggressive marketing program and a strong local economy. The property increased occupancy from 81% at March 31, 1994 to 98% at March 31, 1995.

Property operating costs decreased from $53,800 in 1994 to $50,500 in 1995 due mainly to lower repairs and maintenance costs.

In 1994, the Partnership incurred a $23,000 tax imposed by the State of Michigan relating to the wind-up of the Partnership's affairs in the state. No state tax expense was incurred in 1995.

                                    PART II
                                    -------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a)     Exhibits and Index of Exhibits

             (27)  Financial Data Schedule

     (b)     Reports on Form 8-K

             There were no reports on Form 8-K filed during the period covered by this Form 10-QSB.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         WINDSOR PARK PROPERTIES 5,
                         A California Limited Partnership
                         ---------------------------------
                                  (Registrant)

                         By:  The Windsor Corporation, a California corporation



                         By  /s/ John A. Coseo, Jr.
                             ---------------------------------------
                             JOHN A. COSEO, JR.
                             Chief Financial Officer
                             (Principal Accounting Officer)


Date:  May 10, 1995