Form 10QSB
period 1995-06-30
WINDSOR PARK PROPERTIES 5
filed 1995-08-11
CIK 818817

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


    For the quarterly period ended      June 30, 1995
                                   -----------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



    For the transition period from ____________________ to ____________________


      Commission file number   0-16642
                             ------------------------------------------------


          WINDSOR PARK PROPERTIES 5, A CALIFORNIA LIMITED PARTNERSHIP
     ------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


              California                              33-0243223
    --------------------------------             -------------------
    (State or other jurisdiction of                 (IRS Employer
     incorporation or organization)              Identification No.)



         120 W. Grand Avenue, Suite 202, Escondido, California  92025
    -------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (619) 746-2411
    -------------------------------------------------------------------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  (x)     No  (  )
     ---         ----

                               TABLE OF CONTENTS

                                    PART I
                                    ------


                                                                            Page
                                                                            ----

Item 1.  Financial Statements                                                 3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 10


                                    PART II
                                    -------

Item 6.  Exhibits and Reports on Form 8-K                                    12

         SIGNATURE

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                             June 30, 1995
                                             -------------
ASSETS
- ------

Property held for investment:
  Land                                       $   1,507,800
  Buildings and improvements                     2,041,700
  Fixtures and equipment                            20,100
                                             -------------

                                                 3,569,600
Less accumulated depreciation                     (697,400)
                                             -------------

                                                 2,872,200

Investment in joint venture                      1,577,500
Cash and cash equivalents                          113,900
Deposit on property                                 50,000
Other assets                                        78,000
                                             -------------

                                             $   4,691,600
                                             =============


LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Liabilities:
  Accounts payable                           $       3,200
  Accrued liabilities                               28,700
  Tenant deposits and other liabilities             37,700
                                             -------------

                                                    69,600
                                             -------------

Partners' equity:
  Limited partners                               4,793,100
  General partners                                (171,100)
                                             -------------

                                                 4,622,000
                                             -------------

                                             $   4,691,600
                                             =============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                                  Three Months Ended June 30,
                                                 ----------------------------

                                                      1995            1994
                                                 --------------   -----------
REVENUES
- --------

Rent and utilities                                  $   106,700   $   107,200
Equity in earnings (loss) of joint venture               15,600        (1,500)
Interest                                                  5,300         4,300
Other                                                     3,100         1,700
                                                    -----------   -----------

                                                        130,700       111,700
                                                    -----------   -----------

COSTS AND EXPENSES
- ------------------

Property operating costs                                 55,900        69,100
Depreciation and amortization                            25,900        25,900
General and administrative:
  Related parties                                        11,000        13,300
  Other                                                   7,900        15,600
                                                    -----------   -----------

                                                        100,700       123,900
                                                    -----------   -----------

Net income (loss)                                   $    30,000   $   (12,200)
                                                    ===========   ===========

Net income (loss) - general partners                $       300   $      (100)
                                                    ===========   ===========

Net income (loss) - limited partners                $    29,700   $   (12,100)
                                                    ===========   ===========

Net income (loss) per limited partnership unit      $      0.12   $     (0.05)
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

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                                   Six Months Ended June 30,
                                                 ----------------------------
                                                       1995           1994
                                                 --------------   -----------
REVENUES
- --------

Rent and utilities                                  $   212,400   $   208,200
Equity in earnings of joint venture                      29,200         7,700
Interest                                                 10,400         7,800
Other                                                     5,400        11,800
                                                    -----------   -----------

                                                        257,400       235,500
                                                    -----------   -----------

COSTS AND EXPENSES
- ------------------

Property operating costs                                106,400       122,900
Depreciation and amortization                            51,700        51,900
General and administrative:
  Related parties                                        24,400        27,000
  Other                                                  19,500        52,400
                                                    -----------   -----------

                                                        202,000       254,200
                                                    -----------   -----------

Net income (loss)                                   $    55,400   $   (18,700)
                                                    ===========   ===========

Net income (loss) - general partners                $       600   $      (200)
                                                    ===========   ===========

Net income (loss) - limited partners                $    54,800   $   (18,500)
                                                    ===========   ===========

Net income (loss) per limited partnership unit      $      0.22   $     (0.08)
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

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                                  Six Months Ended June 30,
                                                                ----------------------------
                                                                     1995           1994
                                                                ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                             $     55,400    $    (18,700)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                                     51,700          51,900
    Equity in earnings of joint venture                              (29,200)         (7,700)
    Joint venture cash distributions                                  29,200           7,700
    Loss on sale of property held for investment                                      15,500

    Changes in operating assets and liabilities:
      Other assets                                                   (10,400)         23,000
      Accounts payable                                                (3,400)
      Accrued liabilities                                             14,100           5,600
      Tenant deposits and other liabilities                           (5,700)          2,000
                                                                ------------    ------------

Net cash provided by operating activities                            101,700          79,300
                                                                ------------    ------------

Cash flows from investing activities:
  Proceeds from sale of property held for investment                                   4,500
  Increase in property held for investment                           (11,700)         (2,200)
  Deposit on property                                                (50,000)
  Joint venture cash distributions                                     6,900          28,900
                                                                ------------    ------------

Net cash (used in) provided by investing activities                  (54,800)         31,200
                                                                ------------    ------------

Cash flows from financing activities:
  Cash distributions                                                (101,000)       (227,300)
  Repurchase of limited partnership units                             (2,500)
                                                                ------------    ------------

Net cash used in financing activities                               (103,500)       (227,300)
                                                                ------------    ------------

Net decrease in cash and cash equivalents                            (56,600)       (116,800)

Cash and cash equivalents at beginning of period                     170,500         438,000
                                                                ------------    ------------

Cash and cash equivalents at end of period                      $    113,900    $    321,200
                                                                ============    ============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at June 30, 1995 and the related statements of operations for the three and six months ended June 30, 1995 and 1994 and the statements of cash flows for the six months ended June 30, 1995 and 1994 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes. Certain 1994 amounts have been reclassified to conform with the 1995 presentation.

NOTE 2.  INVESTMENT IN JOINT VENTURE
         ---------------------------

The Partnership's investment in joint venture consists of a 42 percent undivided interest in one manufactured home community. The condensed results of operations of the joint venture for the six months ended June 30, 1995 and 1994 follows:

                               1995          1994
                           -----------   -----------
      Property revenues    $   289,000   $   259,500
                           -----------   -----------
      Expenses:
       Property operating      163,000       184,300
       Depreciation             56,500        56,800
                           -----------   -----------

                               219,500       241,100
                           -----------   -----------

      Net income           $    69,500   $    18,400
                           ===========   ===========


NOTE 3.  NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
         ----------------------------------------------

Net income (loss) per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income (loss) allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and six months ended June 30, 1995 was 243,597 and 243,694, respectively; and 243,862 for the three and six months ended June 30, 1994.

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

The General Partners and their affiliates are entitled to receive various fees and compensation from the Partnership which are summarized as follows:


Operational Stage
- -----------------

The Partnership's investment properties were managed by Windsor Asset Management, Inc. (WAMI), an affiliate of The Windsor Corporation, until November 1994. At that time, WAMI was merged into an independent property management company. For management services, WAMI received 5 percent of gross property receipts. During the three and six months ended June 30, 1994, WAMI received fees of $5,300 and $10,600, respectively. WAMI received no fees during the three and six months ended June 30, 1995.

The net profits, losses and cash distributions of the Partnership during the operational stage are allocated 99 percent to the Limited Partners and 1 percent to the General Partners.

The Partnership reimburses The Windsor Corporation and affiliates for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $12,600 and $14,700 for such costs during the three months ended June 30, 1995 and 1994, respectively; and $27,500 and $30,000 for the six months ended June 30, 1995 and 1994, respectively.

Liquidation Stage
- -----------------

During the Partnership's liquidation stage, the total compensation paid to all persons for the sale of investment properties is limited to competitive real estate commissions, not to exceed 6 percent of the contract price for the sale of the property. The General Partners may receive up to one-half of the competitive real estate commission, not to exceed 3 percent, if they provide a substantial amount of services in the sales effort. The General Partners' commission is subordinated to the Limited Partners receiving a 9 percent cumulative, non-compounded annual return (Preferred Return) on their original capital investments. No commissions were paid during the three and six months ended June 30, 1995 and 1994.

The General Partners also receive 1 percent of net income, loss and cash distributions from the sale or financing of Partnership properties. The participation increases to 15 percent after the Limited Partners have received their original invested capital plus their Preferred Return.

During the three months ended June 30, 1995 and 1994, the General Partners received cash distributions of $500 and $1,300, respectively; and $1,000 and $2,300 for the six months ended June 30, 1995 and 1994, respectively.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
- ------------------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the six months ended June 30, 1995 and 1994 follows:

                                  1995                     1994
                         ----------------------   ----------------------
                                           Per                      Per
                           Amount          Unit     Amount          Unit
                         -----------       ----   -----------       ----

Net income
 - limited partners      $    54,800    $  0.22    $             $
Return of capital             45,200       0.19       225,000       0.92
                         -----------    -------    ----------    -------
                         $   100,000    $  0.41    $  225,000    $  0.92
                         ===========    =======    ==========    =======

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                       (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Changes in Financial Condition
- ------------------------------
June 30, 1995 as compared to December 31, 1994

The Partnership's primary source of cash during the six months ended June 30, 1995 was from the operations of its investment properties. The primary uses of cash during the same period were for cash distributions to partners and a deposit on an investment property.

The General Partners are evaluating proposals for the financing of the existing property portfolio, as well as new investment property acquisitions. In June 1995, a $50,000 refundable deposit was made on a prospective investment property. The General Partners currently intend to finance the existing property portfolio and acquire additional investment properties later in 1995.

The future sources of cash for the Partnership will be provided from property operations, cash reserves, possibly mortgage financing, and ultimately from the sale of property. The future uses of cash will be for Partnership administration, capital expenditures, distributions to partners and possibly debt service and the acquisition of additional investment properties. The General Partners believe that the future sources of cash are sufficient to meet the working capital requirements of the Partnership for the foreseeable future.

Results of Operations
- ---------------------

Three months ended June 30, 1995 as compared to three months ended June 30, 1994
- --------------------------------------------------------------------------------

The Partnership realized net income of $30,000 ($0.12 per limited partnership unit) for the three months ended June 30, 1995 as compared to a net loss of $12,200 ($0.05 per limited partnership unit) for the comparable period in 1994.

Rent and utilities revenues decreased slightly from $107,200 in 1994 to $106,700 in 1995. The overall occupancy of the Partnership's two wholly-owned properties decreased from 80% at June 30, 1994 to 75% at June 30, 1995. Offsetting the decrease in overall occupancy were $10 and $5 per month rent increases implemented at both properties effective April 1994 and April 1995, respectively.

Equity in earnings of joint venture, which reflects the Partnership's share of the net income of the Town and Country Estates manufactured home community, increased from a $1,500 loss in 1994 to $15,600 in 1995. The increase is due mainly to a significant increase in occupancy at the property in 1994 due to an aggressive marketing program and a strong local economy. The property increased occupancy from 85% at June 30, 1994 to 100% at June 30, 1995. In addition, a $12 per month rent increase was implemented in May 1995.

Six months ended June 30, 1995 as compared to six months ended June 30, 1994
- ----------------------------------------------------------------------------

The Partnership realized net income of $55,400 ($0.22 per limited partnership unit) for the six months ended June 30, 1995 as compared to a net loss of $18,700 ($0.08 per limited partnership unit) for the comparable period in 1994.

Equity in earnings of joint venture, which reflects the Partnership's share of the net income of the Town and Country Estates manufactured home community, increased from $7,700 in 1994 to

$29,200 in 1995 for the reasons discussed previously.

Property operating costs decreased from $122,900 in 1994 to $106,400 in 1995. The decrease is due mainly to $15,500 of losses incurred on the sale of mobile homes in 1994 at the Plantation property. No losses on sales were incurred in 1995.

General and administrative expense decreased from $79,400 in 1994 to $43,900 in 1995 due mainly to a $23,000 tax imposed by the State of Michigan in 1994 relating to the wind-up of the Partnership's business in that state.

                                    PART II
                                    -------



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

   (a)  Exhibits and Index of Exhibits

        (27)     Financial Data Schedule

   (b)  Reports on Form 8-K

        There were no reports on Form 8-K filed during the period covered by this Form 10-QSB.

                                   SIGNATURE



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         WINDSOR PARK PROPERTIES 5,
                         A California Limited Partnership
                         ---------------------------------
                         (Registrant)

                         By:  The Windsor Corporation, a California corporation

                         By  John A. Coseo, Jr.
                         ---------------------------------------------------
                             JOHN A. COSEO, JR.
                             Chief Financial Officer
                             (Principal Accounting Officer)


Date:  August 10, 1995