Form 10QSB
period 1995-09-30
WINDSOR PARK PROPERTIES 5
filed 1995-11-13
CIK 818817

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


     For the quarterly period ended      September 30, 1995
                                    -----------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



     For the transition period from __________________ to____________________


      Commission file number   0-16642
                             -----------------------------------------------


          WINDSOR PARK PROPERTIES 5, A CALIFORNIA LIMITED PARTNERSHIP
     ------------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)


              California                              33-0243223
     -------------------------------       ---------------------------------
     (State or other jurisdiction of       (IRS Employer Identification No.)
      incorporation or organization)



          120 W. Grand Avenue, Suite 202, Escondido, California  92025
      ---------------------------------------------------------------------
                    (Address of principal executive offices)


                                (619) 746-2411
          ----------------------------------------------------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (x)     No  (_)
     ---         ---

                               TABLE OF CONTENTS

                                     PART I
                                     ------


                                                                            Page
                                                                            ----

Item 1.  Financial Statements                                                 3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 11


                                    PART II
                                    -------


Item 6.  Exhibits and Reports on Form 8-K                                    13


         SIGNATURE

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                                       September 30, 1995
                                                       ------------------
ASSETS
------
Property held for investment:
  Land                                                  $        1,507,800
  Buildings and improvements                                     2,039,400
  Fixtures and equipment                                            20,100
                                                        ------------------

                                                                 3,567,300
Less accumulated depreciation                                     (723,500)
                                                        ------------------

                                                                 2,843,800

Investments in joint ventures                                    1,689,400
Cash and cash equivalents                                        1,087,700
Other assets                                                       149,000
                                                        ------------------

                                                        $        5,769,900
                                                        ==================


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Accounts payable                                      $            3,800
  Accrued liabilities                                               46,500
  Tenant deposits and other liabilities                             37,400
  Note payable                                                   1,097,000
                                                        ------------------

                                                                 1,184,700
                                                        ------------------

Partners' equity:
  Limited partners                                               4,756,700
  General partners                                                (171,500)
                                                        ------------------

                                                                 4,585,200
                                                        ------------------

                                                        $        5,769,900
                                                        ==================


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                              Three Months Ended September 30,
                                            ------------------------------------
                                                  1995                1994
                                            ----------------  ------------------

REVENUES
--------

Rent and utilities                           $      104,400    $      107,100
Equity in earnings (losses) of joint ventures        19,000            (2,000)
Interest                                              6,400             4,800
Other                                                 3,900             2,000
                                             --------------    --------------

                                                    133,700           111,900
                                             --------------    --------------

COSTS AND EXPENSES
------------------

Property operating costs                             64,900            56,200
Depreciation and amortization                        26,100            25,800
General and administrative:
  Related parties                                    11,000            12,400
  Other                                              10,900             9,400
Interest                                              5,300
                                             --------------    --------------

                                                    118,200           103,800
                                             --------------    --------------

Net income                                   $       15,500    $        8,100
                                             ==============    ==============

Net income  - general partners               $          100    $          100
                                             ==============    ==============

Net income - limited partners                $       15,400    $        8,000
                                             ==============    ==============

Net income per limited partnership unit      $         0.07    $         0.04
                                             ==============    ==============


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                               Nine Months Ended September 30,
                                             -----------------------------------
                                                    1995            1994
                                             ------------------ ----------------
REVENUES
--------

Rent and utilities                               $      316,800  $     315,300
Equity in earnings of joint ventures                     48,200          5,700
Interest                                                 16,800         12,600
Other                                                     9,300         13,800
                                                 --------------  -------------

                                                        391,100        347,400
                                                 --------------  -------------

COSTS AND EXPENSES
------------------

Property operating costs                                171,300        179,100
Depreciation and amortization                            77,800         77,700
General and administrative:
  Related parties                                        35,400         39,400
  Other                                                  30,400         61,800
Interest                                                  5,300
                                                 --------------  -------------

                                                        320,200        358,000
                                                 --------------  -------------

Net income (loss)                                $       70,900  $     (10,600)
                                                 ==============  =============

Net income (loss) - general partners             $          700  $        (100)
                                                 ==============  =============

Net income (loss) - limited partners             $       70,200  $     (10,500)
                                                 ==============  =============

Net income (loss) per limited partnership unit   $         0.29  $       (0.04)
                                                 ==============  ==============


                See accompaning notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                               Nine Months Ended September 30,
                                            ----------------------------------

                                                   1995            1994
                                            ---------------  -----------------
Cash flows from operating activities:
  Net income (loss)                          $       70,900   $     (10,600)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
    Depreciation and amortization                    77,800          77,700
    Equity in earnings of joint ventures            (48,200)         (5,700)
    Joint ventures' cash distributions               48,200           5,700
    Loss on sale of property held for
     investment                                       7,600          15,500

    Changes in operating assets and
     liabilities:
      Other assets                                  (20,300)         22,800
      Accounts payable                               (2,800)          1,700
      Accrued liabilities                            31,900          17,800
      Tenant deposits and other liabilities          (6,000)          2,200
                                             --------------   -------------

Net cash provided by operating activities           159,100         127,100
                                             --------------   -------------

Cash flows from investing activities:
  Increase in property held for investment          (17,000)         (2,200)
  Investment in joint venture                      (754,400)
  Proceeds from sale of property held for
   investment                                                         4,500
  Joint ventures' cash distributions                649,400          39,300
                                             --------------   -------------

Net cash (used in) provided by investing
 activities                                        (122,000)         41,600
                                             --------------   -------------

Cash flows from financing activities:
  Cash distributions                               (151,500)       (353,500)
  Repurchase of limited partnership units            (4,300)           (800)
  Proceeds from issuance of note payable, net     1,035,900
                                             --------------   -------------

Net cash provided by (used in) financing
 activities                                         880,100        (354,300)
                                             --------------   -------------

Net increase (decrease) in cash and cash
 equivalents                                        917,200        (185,600)

Cash and cash equivalents at beginning of
 period                                             170,500         438,000
                                             --------------   -------------

Cash and cash equivalents at end of period   $    1,087,700   $     252,400
                                             ==============   =============


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at September 30, 1995 and the related statements of operations for the three and nine months ended September 30, 1995 and 1994 and the statements of cash flows for the nine months ended September 30, 1995 and 1994 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes. Certain 1994 amounts have been reclassified to conform with the 1995 presentation.

NOTE 2.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

On September 12, 1995, the Partnership and Windsor Park Properties 6, an affiliated limited partnership, obtained a $1,550,000 loan collateralized by the Town and Country Estates manufactured home community, a jointly owned property. The loan is payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% (8.87% at September 30, 1995), and is due in September 2002. The Partnership is contingently liable for the full amount of the loan.

On September 20, 1995, the Partnership purchased a 26% interest in the Rancho Margate manufactured home community located in Margate, Florida. The remaining interests in the property were acquired by Windsor Park Properties 4 and Windsor Park Properties 6, both California limited partnerships which have the same General Partners as the Partnership. The Partnership's cost of its 26% interest was $754,400. In connection with the purchase, the Partnership, Windsor Park Properties 4 and Windsor Park Properties 6 assumed a $3,737,100 loan, collateralized by the property. The loan is payable in monthly installments and bears interest at 50% of 6 month LIBOR plus 6.26% until June 2003 (9.29% at September 30, 1995). Thereafter, the interest rate increases to 50% of 6 month LIBOR plus 7.26% until the note matures in July 2023. In a separate agreement, the seller of the property will reimburse the Partnership for any interest expense which, in total, exceeds 9.1% during the three year period subsequent to the purchase.

The Partnership's investments in joint ventures consist of interests in two manufactured home communities at September 30, 1995 and one manufactured home community at September 30, 1994. The combined condensed results of operations of these properties (including the operations of the Rancho Margate since its purchase) for the nine months ended September 30, 1995 and 1994 follows:

                                 1995              1994
                              ----------        ----------
Property revenues             $  475,600        $  388,100
                              ----------        ----------
Expenses:
 Property operating              246,900           289,400
 Depreciation                     89,700            85,200
 Interest                         17,900
                              ----------        ----------
                                 354,500           374,600
                              ----------        ----------

 Net income                   $  121,100        $   13,500
                              ==========        ==========


NOTE 3.  NOTE PAYABLE
         ------------

On September 14, 1995, the Partnership obtained a $1,097,000 loan collateralized by the Plantation and Lakeside manufactured home communities. The loan is payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% (8.87% at September 30, 1995) and is due in September 2002. The Partnership incurred loan costs of $61,100.

NOTE 4.  NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
         ----------------------------------------------

Net income (loss) per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income (loss) allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and nine months ended September 30, 1995 was 243,519 and 243,637, respectively; and 243,835 and 243,853 for the three and nine months ended September 30, 1994, respectively.

NOTE 5.  RELATED PARTY TRANSACTIONS
         --------------------------

The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr. (Mr. Coseo is also the president, chief executive officer and the principal stockholder of The Windsor Corporation).

The General Partners and their affiliates are entitled to receive various fees and compensation from the Partnership which are summarized as follows:

Operational Stage
-----------------

The Partnership's investment properties were managed by Windsor Asset Management, Inc. (WAMI), an affiliate of The Windsor Corporation, until November 1994. At that time, WAMI was merged into an independent property management company. For management services, WAMI received 5 percent of gross property receipts. During the three and nine months ended September 30, 1994, WAMI received fees of $5,400 and $16,000, respectively. WAMI received no fees during the three and nine months ended September 30, 1995.

The net profits, losses and cash distributions of the Partnership during the operational stage are allocated 99 percent to the Limited Partners and 1 percent to the General Partners.

The Partnership reimburses The Windsor Corporation and affiliates for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $12,300 and $13,800 for such costs during the three months ended September 30, 1995 and 1994, respectively; and $39,800 and $43,800 for the nine months ended September 30, 1995 and 1994, respectively.

Liquidation Stage
-----------------

During the Partnership's liquidation stage, total compensation paid to all persons for the sale of Partnership properties is limited to competitive real estate commissions, not to exceed 6 percent of the contract price for the sale of the property. The General Partners may receive up to one-half of the competitive real estate commission, not to exceed 3 percent, if they provide a substantial amount of services in the sales effort. The General Partners' commission is subordinated to the Limited Partners receiving a 9 percent cumulative, non-compounded annual return (Preferred Return) on their original capital investments. No commissions were paid to the General Partners during the three and nine months ended September 30, 1995 and 1994.

The General Partners also receive 1 percent of net income, loss and cash distributions from the sale or financing of Partnership properties. The participation increases to 15 percent after the Limited Partners have received their original invested capital plus their Preferred Return.

During the three months ended September 30, 1995 and 1994, the General Partners received cash distributions of $500 and $1,200, respectively; and $1,500 and $3,500 for the nine months ended September 30, 1995 and 1994, respectively.

NOTE 6.  DISTRIBUTIONS TO LIMITED PARTNERS
------------------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the nine months ended September 30, 1995 and 1994 follows:



                              1995                 1994
                     ----------------------- -------------------

                                      Per                 Per
                         Amount       Unit    Amount      Unit
                         ------       ----    ------      ----

Net income
 - limited partners    $   70,200   $   0.29   $          $
Return of capital          79,800       0.33     350,000       1.44
                     ------------   --------   ---------  ----------

                       $  150,000   $   0.62   $ 350,000  $    1.44
                     ============   ========   =========  ==========

NOTE 7.  SUBSEQUENT EVENT
         ----------------

On October 11, 1995, the Partnership purchased a 26% interest in the Winter Haven manufactured home community located in Winter Haven, Florida. The remaining interests in the property were acquired by Windsor Park Properties 4 and Windsor Park Properties 6, both California limited partnerships which have the same General Partners as the Partnership. The Partnership's cost of its 26% interest was approximately $501,200. In connection with the purchase, the Partnership, Windsor Park Properties 4 and Windsor Park Properties 6 assumed a $1,641,600 loan, collateralized by the property. The loan is payable in monthly installments and bears interest at 50% of 6 month LIBOR plus

6.26% until June 2003. Thereafter, the interest rate increases to 50% of 6 month LIBOR plus 7.26% until the note matures in June 2023. In a separate agreement, the seller of the property will reimburse the Partnership for any interest expense which, in total, exceeds 9.1% during the three year period subsequent to the purchase.

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                       (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Changes in Financial Condition
------------------------------

September 30, 1995 as compared to December 31, 1994
---------------------------------------------------

The Partnership's primary sources of cash during the nine months ended September 30, 1995 were from the operations of its investment properties, distributions from joint ventures and loan proceeds. The primary uses of cash during the same period were for cash distributions to partners and the purchase of an interest in an investment property.

On September 12, 1995, the Partnership and Windsor Park Properties 6, an affiliated limited partnership, obtained a $1,550,000 loan collateralized by the Town and Country Estates manufactured home community, a jointly owned property. The loan is payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95%, and is due in September 2002.

On September 14, 1995, the Partnership obtained a $1,097,000 loan collateralized by the Plantation and Lakeside manufactured home communities. The loan is payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% and is due in September 2002. The Partnership incurred loan costs of $61,100.

On September 20, 1995, the Partnership purchased a 26% interest in Rancho Margate manufactured home community located in Margate, Florida. The remaining interests in the property were acquired by Windsor Park Properties 4 and Windsor Park Properties 6, both California limited partnerships which have the same General Partners as the Partnership. The Partnership's cost of its 26% interest was $754,400. In connection with the purchase, the Partnership, Windsor Park Properties 4 and Windsor Park Properties 6 assumed a $3,737,100 loan, collateralized by the property. The loan is payable in monthly installments and bears interest at 50% of 6 month LIBOR plus 6.26% until June 2003. Thereafter, the interest rate increases to 50% of 6 month LIBOR plus 7.26% until the note matures in July 2023. In a separate agreement, the seller of the property will reimburse the Partnership for any interest expense which, in total, exceeds 9.1% during the three year period subsequent to the purchase.

On October 11, 1995, the Partnership purchased a 26% interest in the Winter Haven manufactured home community located in Winter Haven, Florida. The remaining interests in the property were acquired by Windsor Park Properties 4 and Windsor Park Properties 6, both California limited partnerships which have the same General Partners as the Partnership. The Partnership's cost of its 26% interest was approximately $501,200. In connection with the purchase, the Partnership, Windsor Park Properties 4 and Windsor Park Properties 6 assumed a $1,641,600 loan, collateralized by the property. The loan is payable in monthly installments and bears interest at 50% of 6 month LIBOR plus 6.26% until June 2003. Thereafter, the interest rate increases to 50% of 6 month LIBOR plus 7.26% until the note matures in July 2023. In a separate agreement, the seller of the property will reimburse the Partnership for any interest expense which, in total, exceeds 9.1% during the three year period subsequent to the purchase.

No further financings or investment property acquisitions are planned by the General Partners.

The future sources of cash for the Partnership will be provided from property operations and cash reserves. The future uses of cash will be for Partnership administration, capital expenditures, debt service and distributions to partners. The General Partners believe that the future sources of cash are sufficient to meet the working capital requirements of the Partnership for the foreseeable future.


Results of Operations
---------------------

Three months ended September 30, 1995 as compared to three months ended
-----------------------------------------------------------------------
September 30, 1994
------------------

The Partnership realized net income of $15,500 and $8,100 for the three months ended September 30, 1995 and 1994, respectively. Net income per limited partnership unit was $0.07 in 1995 and $0.04 in 1994.

Rent and utilities revenues remained essentially level at $107,100 in 1994 compared to $104,400 in 1995. The overall occupancy of the Partnership's two wholly-owned properties decreased from 80% at September 30, 1994 to 75% at September 30, 1995. Offsetting the decrease in overall occupancy were $10 and $5 per month rent increases implemented at both properties effective April 1994 and April 1995, respectively.

Equity in earnings of joint ventures, which reflects the Partnership's share of the net income of the Town and Country Estates and Rancho Margate manufactured home communities, increased from a $2,000 loss in 1994 to $19,000 income in 1995. These results are not directly comparable as the interest in Rancho Margate was purchased in September 1995. The increase is due to the purchase of Rancho Margate as well as improved results at Town and Country. Town and Country increased occupancy from 95% at September 30, 1994 to 98% at September 30, 1995, and a $12 per month rent increase was implemented in May 1995. In addition, promotional expenses are lower in 1995 as the park was essentially full at the end of 1994.

The Partnership incurred interest expense of $5,300 in 1995, due to the loan obtained in September 1995. No interest expense was incurred in 1994.

Nine months ended September 30, 1995 as compared to nine months ended September
-------------------------------------------------------------------------------
30, 1994
--------

The Partnership realized net income of $70,900 ($0.29 per limited partnership unit) for the nine months ended September 30, 1995 as compared to a net loss of $10,600 ($0.04 per limited partnership unit) for the comparable period in 1994.

Equity in earnings of joint ventures, which reflects the Partnership's share of the net income of the Town and Country Estates and Rancho Margate manufactured home communities, increased from $5,700 in 1994 to $48,200 in 1995 for the reasons discussed previously.

Property operating costs decreased from $179,100 in 1994 to $171,300 in 1995. The decrease is due to higher wages, and repairs and maintenance expenses, offset by lower losses on the sales of mobile homes at Plantation Estates.

General and administrative expense decreased from $101,200 in 1994 to $65,800 in 1995 due mainly to a $23,000 tax imposed by the State of Michigan in 1994 relating to the wind-up of the Partnership's business in that state.

The Partnership incurred interest expense of $5,300 in 1995, due to the loan obtained in September 1995. No interest expense was incurred in 1994.

                                    PART II
                                    -------


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

    (a)        Exhibits and Index of Exhibits

               (27)    Financial Data Schedule

    (b)        Reports on Form 8-K

               1) A Form 8-K (dated October 2, 1995) was filed with regards to the Partnership's acquisition of a 26% interest in the Rancho Margate manufactured home community located in Margate, Florida.

                    The item reported in this current report was Item 2 (acquisition or disposition of assets).

               2) A Form 8-K/A (dated October 25, 1995) was filed with regards to the Partnership's acquisitions of 26% interests in both the Rancho Margate and Winter Haven manufactured home communities located in Margate, Florida and Winter Haven, Florida, respectively.

                    The items reported in this current report were Item 2 (acquisition or disposition of assets) and Item 7 (financial statements, proforma financial information and exhibits).

                    A summary of the financial information included in the report follows:

                    a) Financial Statements and Proforma Financial Information of Rancho Margate Manufactured Home Community.

                    b) Financial Statements and Proforma Financial Information of Winter Haven Manufactured Home Community.

                    c) Proforma Financial Information of Windsor Park Properties 5.

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


                           WINDSOR PARK PROPERTIES 5,
                           A California Limited Partnership
                           ---------------------------------
                                    (Registrant)

                           By:  The Windsor Corporation, General Partner



                           By  /s/John A. Coseo, Jr.
                              ------------------------------------------
                              JOHN A. COSEO, JR.
                              Chief Financial Officer
                              (Principal Accounting Officer)


Date:  November 6, 1995