Form 10KSB
period 1995-12-31
WINDSOR PARK PROPERTIES 5
filed 1996-03-29
CIK 818817

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from ................to...............

Commission file number 0-16642

          WINDSOR PARK PROPERTIES 5, A CALIFORNIA LIMITED PARTNERSHIP
     ----------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

           California                                     33-0243223
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 120 W. Grand Avenue, Suite 202, Escondido, California            92025
---------------------------------------------------------     --------------
      (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number:  (619) 746-2411

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

            Units of Limited Partnership Interest
            -------------------------------------
                      (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year:  $536,200

                   DOCUMENTS INCORPORATED BY REFERENCE:  None

                               TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                            Page
                                                                            ----
Item 1.   Description of Business                                             3

Item 2.   Description of Properties                                           5

Item 3.   Legal Proceedings                                                   6

Item 4.   Submission of Matters to a Vote of Security Holders                 6


                                 PART II
                                 -------

Item 5.   Market for the Partnership's Units and Related Security
          Holder Matters                                                      6

Item 6.   Management's Discussion and Analysis                                7

Item 7.   Financial Statements                                                9

Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                           21


                                 PART III
                                 --------

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of The Exchange Act         21

Item 10.  Executive Compensation                                             22

Item 11.  Security Ownership of Certain Beneficial Owners and Management     22

Item 12.  Certain Relationships and Related Transactions                     22

Item 13.  Exhibits and Reports on Form 8-K                                   23

          SIGNATURES                                                         24


                                     PART I
                                     ------

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

Business Development
--------------------

Windsor Park Properties 5, a California Limited Partnership (the Partnership), was formed on June 29, 1987 pursuant to the provisions of the California Uniform Limited Partnership Act. The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr., chief executive officer, president and principal stockholder of The Windsor Corporation. The Partnership term is set to expire on December 31, 2001; however, the Partnership may either be dissolved earlier or extended under certain circumstances. The Partnership may be extended at the recommendation of the General Partners with approval of a majority of the Limited Partners.

The Partnership was organized to acquire and hold existing manufactured home communities for investment. Its principal investment objectives are to provide to the Limited Partners: (i) distributions of cash from operations, (ii) preservation, protection and eventual return of the limited partners' investment, and (iii) realization of appreciation in the value of the properties acquired.

The Partnership was funded through a public offering of 300,000 limited partnership units (Units). A total of 243,729 Units were sold for gross proceeds aggregating $24,372,900. In addition, the General Partners initially purchased 1,000 Units with a $100,000 note. The offering commenced on September 16, 1987 and terminated on September 15, 1988. The net proceeds from the offering were expended for the acquisition of undivided interests in nine fully-developed manufactured home communities located in Arizona, Florida, Louisiana, Georgia, Michigan, and Washington. The Partnership paid all cash for these properties.

In August 1993, the Partnership sold its interests in six manufactured home communities for net proceeds of $16,508,100. The Partnership realized an accounting gain on sale of $3,311,100.

In July 1994, through a proxy vote of the limited partners, an amendment to the Agreement of Limited Partnership was approved permitting the financing of currently owned manufactured home communities and the reinvestment of financing proceeds into newly acquired manufactured home communities to be purchased with permanent mortgage financing. Overall Partnership mortgage financing will not exceed 55% of the value of existing and newly acquired properties.

During 1995, the Partnership obtained two loans collateralized by interests in currently owned manufactured home communities. The proceeds from these loans were used as partial consideration to purchase interests in two additional manufactured home communities. The remaining consideration was obtained from permanent mortgage financing assumed in connection with the purchases.

In September 1995, the Partnership and an affiliated limited partnership jointly obtained a $1,550,000 loan, collateralized by the Town and Country Estates community, a jointly owned property. The Partnership's share of this loan is $651,000. In September 1995, the Partnership also obtained a $1,097,000 loan, collateralized by the Lakeside and Plantation Estates communities.

In September 1995, the Partnership purchased a 26% interest in the Rancho Margate manufactured home community located in Margate, Florida. The remaining interests in the property were acquired by affiliated limited partnerships. The Partnership's total cost of its interest in property was $754,400. In connection with the purchase, the joint venture assumed a $3,737,100 mortgage note of the seller, which is collateralized by the community. The Partnership's share of the note is $971,600.

In October 1995, the Partnership purchased a 26% interest in the Winter Haven manufactured home community located in Winter Haven, Florida. The remaining interests in the property were acquired by affiliated limited partnerships. The Partnership's total cost of its interest in the property was $494,000. In connection with the purchase, the joint venture assumed a $1,641,600 mortgage note of the seller, which is collateralized by the community. The Partnership's share of the note is $426,800.

The Partnership owns interests in the following manufactured home communities at December 31, 1995:

                                               Date
Name of Property            Ownership %      Acquired             Location
-------------------------   -----------   --------------   -----------------------
Lakeside                       100%       July 1988        Lithia Springs, Georgia
Plantation Estates             100%       December 1988    Douglasville, Georgia
Town and Country Estates        42%       January 1989     Tucson, Arizona
Rancho Margate                  26%       September 1995   Margate, Florida
Winter Haven                    26%       October 1995     Winter Haven, Florida

No further property financings or investment property acquisitions are planned by the General Partners.

The overall occupancy of the Partnership's five communities was 92% at December 31, 1995. The General Partners continue to maintain the properties in good condition and promote them to improve occupancy. There are no current plans to dispose of any of these properties.

Business of Issuer
------------------

The Partnership is currently in the business of managing, holding for investment, and eventually selling the existing manufactured home communities. Competitors of the Partnership include other public and private limited partnerships, individuals, corporations, and other entities engaged in real estate investment activities. Competition for such properties varies with changes in the supply or demand for similar or competing properties in a given area, changes in interest rates and the availability of mortgage funds, and changes in tax, real estate, environmental, and zoning laws.

Partnership profitability depends in part on maximizing occupancy and rental rates in its manufactured home communities. Rents and occupancy rates are affected by both changes in general economic conditions and changes in local conditions such as levels of employment, supply of other comparable units or competitive housing alternatives, zoning laws, and the availability and cost of energy and transportation.

All of the Partnership's properties are located in or near large urban areas. Accordingly, they compete for rentals not only with other manufactured home communities but with apartments and any other form of low cost housing that might exist.

The Partnership's profitability also depends on the minimization of both property and partnership administration expenses. Expenses are affected by changes in general economic trends and changes in local conditions such as prevailing wages, utility rates, insurance costs, and real estate taxation practices.

The Partnership has no employees. Partnership administrative services are provided by The Windsor Corporation, which is reimbursed for costs incurred on behalf of the Partnership. An independent property management company employs all of the properties' on-site personnel and is reimbursed by the Partnership for all such costs.

Item 2.  DESCRIPTION OF PROPERTIES
         -------------------------

The Partnership owns interests in five properties. The Partnership operates the properties as manufactured home communities, renting space to manufactured home tenants on a month-to-month basis. The properties compete for rentals with other manufactured home communities and apartments in their local markets. All properties are encumbered. It is the General Partners' opinion that the properties are in good condition and are adequately insured.

                                Rancho        Lakeside
                                Margate      -----------    Winter Haven
                             -------------     Lithia      --------------
                                Margate,       Springs,     Winter Haven,
Location                        Florida        Georgia        Florida
-------------------------------------------------------------------------
Percentage of Ownership                26%          100%              26%
Date Acquired                        9/95          7/88            10/95
Acreage                                29            31               30
Number of Spaces                      245           103              238
Monthly Rents (1)                    $351          $193             $211
Occupancy Level:
  February 28, 1996                    97%           86%              98%
Real estate taxes                 $92,400       $15,600          $35,700
Federal tax basis (3)          $1,701,700    $1,272,200         $923,300
Mortgage Information:
  Balance payable              $3,729,900    $1,097,000       $1,639,500
  Interest rate                      9.13%         8.64%            9.13%
  Amortization period            30 years            --         30 years
  Maturity date                      7/23          9/02             6/23
  Balance due at maturity              $0    $1,097,000               $0

                                              Town and
                              Plantation      Country
                                Estates       Estates
                             -------------   ----------
                             Douglasville,    Tucson,
Location                       Georgia        Arizona
-------------------------------------------------------
Percentage of Ownership               100%           42%
Date Acquired                       12/88          1/89
Acreage                                23            38
Number of Spaces                      137           320
Monthly Rents (1)                    $185          $186
Occupancy Level:
  February 28, 1996                    64%           98%
Real estate taxes                 $16,000       $33,600
Federal tax basis (3)          $1,361,300    $1,529,900
Mortgage Information:
  Balance payable                      (2)   $1,550,000
  Interest rate                        (2)         8.64%
  Amortization period                  (2)           --
  Maturity date                        (2)         9/02
  Balance due at maturity              (2)   $1,550,000

(1)  Average rental rates in effect on February 28, 1996.
(2)  Same mortgage note payable as Lakeside.
(3) For income tax purposes, the properties and their components are depreciated using both straight-line and accelerated methods over useful lives ranging from 5 to 40 years.

Item 3.  LEGAL PROCEEDINGS
         -----------------

There are no pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Partnership is a party or of which any of its properties is the subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

There were no matters submitted to security holders for a vote during the fourth quarter of the fiscal year covered by this report.


                                    PART II
                                    -------


Item 5.  MARKET FOR THE PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS
         ----------------------------------------------------------------------

A public market for the Partnership's units does not exist and is not likely to develop. As of February 28, 1996, there were approximately 3,160 persons holding an aggregate of 241,622 units.

Cash distributions paid to limited partners since December 31, 1993 are as follows:

                                 Per $1,000
                                 Originally
Date Paid          Amount (1)   Invested (2)
---------          ----------   ------------
February 1996       $100,000          $4.09

August 1995         $ 50,000          $2.04
May 1995            $ 50,000          $2.04
February 1995       $ 50,000          $2.04

November 1994       $100,000          $4.09
August 1994         $125,000          $5.11
May 1994            $125,000          $5.11
February 1994       $100,000          $4.09

(1)  Amounts exclude General Partner participation.
(2)  Computed based on $24,472,900 original investment.

Cash distributions paid to the General Partners since December 31, 1993 were $6,000. The General Partners expect that the Partnership will make cash distributions on a semi-annual basis in the future.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

a)  Liquidity and Capital Resources
    -------------------------------

The Partnership's primary sources of cash during the years ended December 31, 1995 and 1994 were from the operations of its investment properties, cash distributions from joint ventures and proceeds from a mortgage note payable. The primary uses of cash during the same period were for investments in joint ventures and cash distributions to partners.

During 1995, the Partnership obtained two loans collateralized by interests in currently owned manufactured home communities. The proceeds from these loans were used as partial consideration to purchase interests in two additional manufactured home communities. The remaining consideration was obtained from permanent mortgage financing assumed in connection with the purchases.

In September 1995, the Partnership and an affiliated limited partnership jointly obtained a $1,550,000 loan, collateralized by the Town and Country Estates community, a jointly owned property. The Partnership's share of this loan is $651,000. The Partnership and the affiliated limited partnership are both contingently liable for the full amount of the loan. In September 1995, the Partnership also obtained a $1,097,000 loan, collateralized by the Plantation Estates and Lakeside communities. Both of these loans are payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% (8.64% at December 31, 1995) and are due in 2002.

In September 1995, the Partnership purchased a 26% interest in the Rancho Margate manufactured home community located in Margate, Florida. The remaining interests in the property were acquired by affiliated limited partnerships. The Partnership's total cost of its interest in the property was $754,400. In connection with the purchase, the joint venture assumed a $3,737,100 mortgage note of the seller. The Partnership's share of this note is $971,600. The note, which is collateralized by the property, is payable in monthly installments, including interest at 50% of six month LIBOR plus 6.26% (9.13% at December 31, 1995) until June 2003. Thereafter, the interest rate increases to 50% of six month LIBOR plus 7.26%, until the note matures in July 2023. In a separate agreement, the seller of the property will reimburse the joint venture for any interest expense which, in total, exceeds 9.1% during the three year period subsequent to the purchase. The seller has escrowed $87,000 to satisfy this potential obligation.

In October 1995, the Partnership purchased a 26% interest in the Winter Haven manufactured home community located in Winter Haven, Florida. The remaining interests in the property were acquired by affiliated limited partnerships. The Partnership's total cost of its interest in the property was $494,000. In connection with the purchase, the joint venture assumed a $1,641,600 mortgage note of the seller. The Partnership's share of this note is $426,800. The note, which is collateralized by the property, is payable in monthly installments, including interest at 50% of six month LIBOR plus 6.26% (9.13% at December 31, 1995) until May 2003. Thereafter, the interest rate increases to 50% of six month LIBOR plus 7.26%, until the note matures in June 2023. In a separate agreement, the seller of the property will reimburse the Partnership for any interest expense which, in total, exceeds 9.1% during the year subsequent to the purchase. The seller has escrowed $20,000 to satisfy this potential obligation.

The Partnership owns interests in the following manufactured home communities at December 31, 1995:

                                               Date
Name of Property            Ownership %      Acquired             Location
------------------------    -----------   --------------   -----------------------
Lakeside                       100%       July 1988        Lithia Springs, Georgia
Plantation Estates             100%       December 1988    Douglasville, Georgia
Town and Country Estates        42%       January 1989     Tucson, Arizona
Rancho Margate                  26%       September 1995   Margate, Florida
Winter Haven                    26%       October 1995     Winter Haven, Florida

No further property financings or investment property acquisitions are planned by the General Partners.

The Partnership's cash balance increased from $170,500 at December 31, 1994 to $617,800 at December 31, 1995. The increase is due mainly to the General Partners using a portion of the loan proceeds received in 1995 to replenish Partnership cash reserves.

The future sources of cash for the Partnership will be provided from property operations, cash reserves and ultimately from the sale of property. The future uses of cash will be for Partnership administration, capital expenditures, cash distributions to partners and debt service. The General Partners believe that the future sources of cash are sufficient to meet the working capital requirements of the Partnership for the foreseeable future.

b)  Results of Operations
    ---------------------

The results of operations for the years ended December 31, 1995 and 1994 are not directly comparable due to the purchases of interests in the Rancho Margate and Winter Haven manufactured home communities in September 1995 and October 1995, respectively. Net income for the years ended December 31, 1995 and 1994 was $81,800 and $14,900, respectively. Net income per limited partnership unit was $0.33 in 1995 and $0.06 in 1994.

Rent and utilities revenues decreased slightly from $422,200 in 1994 to $420,400 in 1995. The overall occupancy of the Partnership's two wholly-owned properties decreased from 78% at December 31, 1994 to 73% at December 31, 1995. Offsetting the decrease in overall occupancy were $5 and $10 per month rent increases implemented at both properties effective April 1995 and April 1994, respectively.

Equity in earnings of joint ventures represents the Partnership's share of the net income of the Town and Country Estates manufactured home community, and since their dates of purchase, the Rancho Margate and Winter Haven manufactured home communities. Equity in earnings of joint ventures increased from $14,000 in 1994, to $67,200 in 1995, due mainly to the purchases of Rancho Margate and Winter Haven, as discussed previously. The overall occupancy of the Partnership's three joint venture properties was 98% at December 31, 1995. A $12 per month rent increase was implemented at Town and Country in May 1995.

Interest income increased from $17,500 in 1994 to $27,700 in 1995 due mainly to higher average cash balances maintained by the Partnership.

Property operating costs decreased slightly from $230,200 in 1994 to $228,300 in 1995. The overall decrease is attributable mainly to higher wage and repairs and maintenance costs being offset by lower losses on sales of mobile homes at Plantation Estates.

General and administrative expenses decreased from $122,500 in 1994 to $89,800 in 1995. The decrease in 1995 is due mainly to a $23,000 tax imposed by the State of Michigan in 1994 relating to the wind-up of the Partnership's business in that state.

Interest expense of $32,100 in 1995 represents interest expense incurred on the $1,097,000 mortgage note payable obtained by the Partnership in September 1995, as discussed previously. The Partnership incurred no interest expense in 1994.

Item 7.  FINANCIAL STATEMENTS
         --------------------

The following financial statements are filed as a part of this report:

                                                        Page
                                                        ----
Independent Auditors' Report                             10

Balance Sheet at December 31, 1995                       11

Statements of Operations for the years ended
 December 31, 1995 and 1994                              12

Statements of Partners' Equity for the years ended
 December 31, 1995 and 1994                              13

Statements of Cash Flows for the years ended
 December 31, 1995 and 1994                              14

Notes to Financial Statements                            15

INDEPENDENT AUDITORS' REPORT


The Partners
Windsor Park Properties 5
(A California Limited Partnership)
Escondido, California


We have audited the accompanying balance sheet of Windsor Park Properties 5 as of December 31, 1995 and the related statements of operations, partners' equity, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Windsor Park Properties 5 as of December 31, 1995 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

Costa Mesa, California
March 1, 1996

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)

                                 BALANCE SHEET
                                 ------------



ASSETS                                           December 31, 1995
------                                           -----------------
Property held for investment, net                 $      2,826,900
Investments in joint ventures                            2,187,500
Cash and cash equivalents                                  617,800
Deferred financing costs                                    60,700
Other assets                                                66,200
                                                  ----------------

                                                  $      5,759,100
                                                  ================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Mortgage note payable                           $      1,097,000
  Accounts payable                                           9,500
  Accrued expenses                                          32,200
  Tenant deposits and other liabilities                     35,000
                                                  ----------------
                                                         1,173,700
                                                  ----------------
Partners' equity:
  Limited partners                                       4,856,800
    Less units subscription note receivable               (100,000)
                                                  ----------------

  Net limited partners                                   4,756,800
  General partners                                        (171,400)
                                                  ----------------

                                                         4,585,400
                                                  ----------------

                                                  $      5,759,100
                                                  ================

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                             For The Year Ended December 31,
                                             -------------------------------
                                                  1995            1994
                                             --------------   --------------
REVENUES
--------

Rent and utilities                           $      420,400   $       422,200
Equity in earnings of joint ventures                 67,200            14,000
Interest                                             27,700            17,500
Other                                                20,900            17,400
                                             --------------   ---------------
                                                    536,200           471,100
                                             --------------   ---------------


COSTS AND EXPENSES
------------------

Property operating                                  228,300           230,200
Depreciation and amortization                       104,200           103,500
General and administrative:
  Related parties                                    50,500            52,400
  Other                                              39,300            70,100
Interest                                             32,100
                                             --------------   ---------------
                                                    454,400           456,200
                                             --------------   ---------------
Net income                                   $       81,800   $        14,900
                                             ==============   ===============

Net income - general partners                $          800   $           100
                                             ==============   ===============

Net income - limited partners                $       81,000   $        14,800
                                             ==============   ===============

Net income per limited partnership unit      $         0.33   $          0.06
                                             ==============   ===============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY
                        -------------------------------
                FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
                ----------------------------------------------

                                                         Units
                                                     Subscription
                              General    Limited         Note
                             Partners    Partners     Receivable       Total
                           ----------   ----------   ------------   ----------
Balance at
January 1, 1994            $ (166,300)  $5,376,800   $   (100,000)  $5,110,500

Cash distributions             (4,500)    (450,000)                   (454,500)

Net income                        100       14,800                      14,900

Repurchase of limited
 partnership units                            (800)                       (800)
                           ----------   ----------   ------------   ----------
Balance at
December 31, 1994            (170,700)   4,940,800       (100,000)   4,670,100

Cash distributions             (1,500)    (150,000)                   (151,500)

Net income                        800       81,000                      81,800

Repurchase of limited
 partnership units                         (15,000)                    (15,000)
                           ----------   ----------   ------------   ----------
Balance at
December 31, 1995          $ (171,400)  $4,856,800   $   (100,000)  $4,585,400
                           ==========   ==========   ============   ==========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                           For The Year Ended December 31,
                                                          ---------------------------------
                                                               1995              1994
                                                          --------------    ---------------
Cash flows from operating activities:
 Net income                                               $       81,800      $     14,900
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                104,200           103,500
    Equity in earnings of joint ventures                         (67,200)          (14,000)
    Joint ventures' cash distributions                            67,200            14,000
    Loss on sale of property held for investment
      and other assets                                             6,800            15,500
Changes in operating assets and liabilities:
  Other assets                                                     4,000            14,700
  Accounts payable                                                 2,900            (1,400)
  Accrued expenses                                                17,600            (6,500)
  Tenant deposits and other liabilities                           (8,400)            5,400
                                                          --------------      -------------

Net cash provided by operating activities                        208,900           146,100
                                                          --------------      -------------

Cash flows from investing activities:
  Investments in joint ventures                               (1,248,400)
  Joint ventures' cash distributions                             645,300            39,400
  Increase in property held for investment                       (26,500)           (2,200)
  Proceeds from sale of property held for investment
    and other assets                                                 800             4,500
                                                          --------------      -------------

Net cash (used in) provided by investing activities             (628,800)           41,700
                                                          --------------      -------------

Cash flows from financing activities:
  Proceeds from mortgage note payable                          1,097,000
  Cash distributions                                            (151,500)         (454,500)
  Payment of deferred financing costs                            (63,300)
  Repurchase of limited partnership units                        (15,000)             (800)
                                                          --------------      -------------

Net cash provided by (used in) financing activities              867,200          (455,300)
                                                          --------------      -------------

Net increase (decrease) in cash and cash equivalents             447,300          (267,500)

Cash and cash equivalents at beginning of year                   170,500           438,000
                                                          --------------      -------------

Cash and cash equivalents at end of year                  $      617,800      $    170,500
                                                          ==============      =============
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest (none capitalized)                           $       21,200      $         --
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

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ----------------------------------------------------------------

The Partnership
---------------

Windsor Park Properties 5, A California Limited Partnership (the Partnership), was formed on June 29, 1987 for the purpose of acquiring and holding existing manufactured home communities for investment. The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr., chief executive officer, president and principal stockholder of The Windsor Corporation.

The Partnership was funded through a public offering of 244,729 limited partnership units at $100 per unit which commenced on September 16, 1987 and terminated on September 15, 1988. The Partnership term is set to expire on December 31, 2001; however, the Partnership may either be dissolved earlier or extended under certain circumstances. The Partnership may be extended at the recommendation of the General Partners with approval of a majority of the Limited Partners.

The following is a summary of the Partnership's significant accounting policies:

Property Held For Investment
----------------------------

Property held for investment is recorded at the lower of cost or estimated net realizable value after disposition costs and depreciated over various estimated useful lives (buildings and improvements - 5 to 20 years; fixtures and equipment
- 3 to 5 years) using the straight-line method. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in net income. Repairs and maintenance are charged to operations as incurred.

Property held for investment is reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values of the properties may not be recoverable. Impairment is measured as the difference between the carrying value of the property and the estimated future undiscounted cash flows.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of (SFAS No. 121), which must be adopted by the Partnership in 1996. SFAS No. 121, when adopted, represents a change in the way the Partnership will measure the recoverability of its property held for investment. At this time, the General Partners do not believe that adoption of SFAS No. 121 will have a material impact on the financial statements of the Partnership.

Investments in Joint Ventures
-----------------------------

The investments in joint ventures are accounted for by the equity method as the Partnership does not exercise control over the ventures.

Financing Costs
---------------

Financing costs are amortized to interest expense over the life of the note using the level yield method.

Income Taxes
------------

Under provisions of the Internal Revenue Code and the California Revenue and Taxation Code, partnerships are generally not subject to income taxes. The tax effect of any income or loss accrues to the individual partners.

Net Income Per Limited Partnership Unit
---------------------------------------

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the year and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the years ended December 31, 1995 and 1994 was 243,464 and 243,841, respectively.

Statements of Cash Flows
------------------------

For purposes of the statements of cash flows, the Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification
----------------

Certain 1994 amounts have been reclassified to conform with the 1995 presentation.

NOTE 2.  PARTNERSHIP AGREEMENT
         ---------------------

In accordance with the Partnership Agreement, the maximum liability of the limited partners is the amount of their capital contributions. The number of limited partnership units outstanding at December 31, 1995 and 1994 was 241,822 and 243,803, respectively, which represented capital contributions of $24,182,200 and $24,380,300, respectively. During the years ended December 31, 1995 and 1994, the Partnership repurchased 1,981 units and 59 units, respectively, for $15,000 and $800, respectively. The General Partners owned 1,039 units at both December 31, 1995 and 1994.

The General Partners and their affiliates are entitled to receive various fees and compensation from the Partnership which are summarized as follows:

Operational Stage
-----------------

The Partnership's investment properties were managed by Windsor Asset Management, Inc. (WAMI), an affiliate of The Windsor Corporation, until November 1994. At that time, WAMI was merged into an independent company in which The Windsor Corporation has a nominal equity position. For management services, WAMI received 5% of gross property receipts. During the year ended December 31, 1994, WAMI received fees of $19,600. WAMI received no fees during the year ended December 31, 1995.

The net profits, losses and cash distributions of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the General Partners.

The Partnership reimburses The Windsor Corporation for certain direct expenses and employee, executive and administrative time incurred on the Partnership's behalf. The Partnership was charged $56,500 and $58,200 for such costs during the years ended December 31, 1995 and 1994, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

Liquidation Stage
-----------------

During the Partnership's liquidation stage, the total compensation paid to all persons for the sale of investment properties is limited to competitive real estate commissions, not to exceed 6% of the contract price for the sale of the property. The General Partners may receive up to one-half of the competitive real estate commission, not to exceed 3%, if they provide a substantial amount of services in the sales effort. The General Partners' commission is subordinated to the Limited Partners receiving a 9% cumulative, non-compounded annual return (Preferred Return) on their original capital investments. No commissions were paid to the General Partners during the years ended December 31, 1995 and 1994.

The General Partners also receive 1% of profits, losses and cash distributions from the sale or financing of Partnership properties. This participation increases to 15% after the Limited Partners have received their original invested capital plus their Preferred Return.

During the years ended December 31, 1995 and 1994, the General Partners received cash distributions of $1,500 and $4,500, respectively.

NOTE 3.  PROPERTY HELD FOR INVESTMENT
         ----------------------------

Property held for investment consists of two manufactured home communities summarized as follows:

     Name of Property      Date Acquired             Location
     ----------------      ------------------   -----------------------
     Lakeside              July 15, 1988        Lithia Springs, Georgia
     Plantation Estates    December 30, 1988    Douglasville, Georgia


                                December 31, 1995
                                -----------------
Land                            $       1,507,800
Buildings and improvements              2,039,900
Fixtures and equipment                     28,200
                                -----------------

                                        3,575,900
Less accumulated depreciation            (749,000)
                                -----------------

                                $       2,826,900
                                =================

NOTE 4.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

The Partnership's investments in joint ventures consist of interests in three manufactured home communities summarized as follows:

                            Ownership
Name of Property           Percentage      Date Acquired          Location
----------------           ----------   ------------------   ---------------------
Town and Country Estates       42%      January 17, 1989     Tucson, Arizona
Rancho Margate                 26%      September 20, 1995   Margate, Florida
Winter Haven                   26%      October 11, 1995     Winter Haven, Florida

The remaining interests in the communities are owned by affiliated California limited partnerships, which have the same General Partners as the Partnership.

In September 1995, the Partnership and an affiliated limited partnership jointly obtained a $1,550,000 loan collateralized by the Town and Country Estates community, a jointly owned property. The Partnership's share of this loan is $651,000. The loan is payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% (8.64% at December 31, 1995) and is due in September 2002. The Partnership and the affiliated limited partnership are both contingently liable for the full amount of the loan.

In September 1995, the Partnership purchased a 26% interest in the Rancho Margate community for a total cost of $754,400. In connection with the purchase, the joint venture assumed a $3,737,100 mortgage note of the seller. The Partnership's share of this note is $971,600. The note, which is collateralized by the property, is payable in monthly installments, including interest at 50% of six month LIBOR plus 6.26% (9.13% at December 31, 1995) until June 2003. Thereafter, the interest rate increases to 50% of six month LIBOR plus 7.26%, until the note matures in July 2023. In a separate agreement, the seller of the property will reimburse the joint venture for any interest expense which, in total, exceeds 9.1% during the three year period subsequent to the purchase. The seller has escrowed $87,000 to satisfy this potential obligation.

In October 1995, the Partnership purchased a 26% interest in the Winter Haven community for a total cost of $494,000. In connection with the purchase, the joint venture assumed a $1,641,600 mortgage note of the seller. The Partnership's share of this note is $426,800. The note, which is collateralized by the property, is payable in monthly installments, including interest at 50% of six month LIBOR plus 6.26% (9.13% at December 31, 1995) until May 2003. Thereafter, the interest rate increases to 50% of six month LIBOR plus 7.26%, until the note matures in June 2023. In a separate agreement, the seller of the property will reimburse the Partnership for any interest expense which, in total, exceeds 9.1% during the year subsequent to the purchase. The seller has escrowed $20,000 to satisfy this potential obligation.

The combined condensed financial position and results of operations of the joint ventures (including Rancho Margate and Winter Haven since their dates of purchase) follows:

Financial Position
------------------
                                    December 31, 1995
                                    -----------------
Property held for investment, net   $     13,785,500
Cash                                         112,300
Other assets                                 239,500
                                    -----------------

    Total assets                    $     14,137,300
                                    =================

Mortgage notes payable              $      6,919,400
Accounts payable                              50,800
Other liabilities                            109,500
                                    -----------------

    Total liabilities                      7,079,700

Partners' equity                           7,057,600
                                    -----------------

                                    $     14,137,300
                                    =================

                                    For the Year Ended December 31,
                                    -------------------------------
Results of Operations                    1995             1994
---------------------               --------------   --------------
Property revenues                   $  1,016,600     $      525,800
                                    --------------   --------------

Expenses:
  Property operating                     483,300            379,100
  Depreciation                           175,700            113,300
  Interest                               173,000
                                    --------------   --------------

                                         832,000            492,400
                                    --------------   --------------

Net income                          $    184,600     $       33,400
                                    ==============   ==============

NOTE 5:  MORTGAGE NOTE PAYABLE
         ---------------------

In September 1995, the Partnership obtained a $1,097,000 mortgage loan collateralized by the Lakeside and Plantation Estates communities. The loan is payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% (8.64% at December 31, 1995) and is due in September 2002.

NOTE 6.  NOTE RECEIVABLE FROM GENERAL PARTNERS
         -------------------------------------

At the close of the offering in September 1988, the General Partners purchased 1,000 limited partnership units with a $100,000 promissory note. The unit subscription note bears interest at prime and is due in September 1997. The note receivable is accounted for as a reduction of Limited Partners' equity. Interest receivable at December 31, 1995 was $28,300 and is included in other assets on the balance sheet.

NOTE 7.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the years ended December 31, 1995 and 1994 follows:

                                1995                    1994
                       ----------------------   ----------------------
                                        Per                      Per
                          Amount        Unit       Amount        Unit
                        ----------    -------   -----------    -------
Net income
 - limited partners     $   81,000    $  0.33    $   14,800    $  0.06
Return of capital           69,000       0.29       435,200       1.79
                        ----------    -------    ----------    -------
                        $  150,000    $  0.62    $  450,000    $  1.85
                        ==========    =======    ==========    =======

NOTE 8.  INCOME TAXES
         ------------

Certain transactions of the Partnership are reported in different periods for financial and tax reporting purposes. A reconciliation between amounts reported for financial statement and federal tax return purposes as of December 31, 1995 and 1994 and for the years then ended follows:

                        December 31, 1995        December 31, 1994
                     ----------------------    ---------------------
                         Net      Partners'      Net      Partners'
                        Income     Equity       Income      Equity
                     ----------  ----------    --------   ----------
Per financial
 statements          $   81,800  $4,585,400    $ 14,900   $4,670,100
Syndication costs                 2,562,300                2,562,300
Note receivable                     100,000                  100,000
Gain on sale of
 property held for
 investment                         705,100                  705,100
Depreciation            (15,000)   (942,800)    (12,700)    (927,800)
Other                    (6,400)      5,100       4,900       11,500
                     ----------  ----------    --------   ----------
Per partnership
   tax return        $   60,400  $7,015,100    $  7,100   $7,121,200
                     ==========  ==========    ========   ==========

NOTE 9.  FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of the financial instruments. The mortgage note payable bears interest at a variable rate indexed to LIBOR, therefore the General Partners believe the carrying value of the note approximates fair value. The note receivable from general partners bears interest at prime rate. Based on interest rates currently available for loans with similar terms and maturities, the General Partners believe the fair value of the note receivable from general partners, including accrued interest, is $119,000.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

There were no disagreements over accounting or financial disclosure with the independent accountants for the Partnership.


                                    PART III
                                    --------

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
         --------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

The original general partners of the Partnership were The Windsor Corporation (Windsor), and John A. Coseo, Jr. Mr. Coseo, his wife Patricia Ann Coseo and their children owned a majority of the stock of Windsor.

In July 1994, Windsor merged into Windsor Group, Inc., a majority-owned subsidiary. In conjunction with the merger, Windsor Group, Inc. changed its name to The Windsor Corporation (Wincorp). Subsequent to the merger, Mr. Coseo, his wife Patricia Ann Coseo and their children own a majority of the stock of Wincorp.

Windsor and Wincorp were incorporated in 1977 and 1992, respectively, to engage in the real estate syndication business. Since 1979 they have concentrated solely on the acquisition, management, and sale of fully-developed manufactured home communities through the investment programs which they sponsor.

The executive officers of Windsor and Wincorp, their subsidiaries, and affiliates do not receive direct compensation from the Partnership in these capacities and are only required to spend such time on the Partnership's affairs as is deemed necessary. Substantial amounts of these officers' time is expected to be spent on matters unrelated to the Partnership, particularly after the completion of its offering and acquisition stages.

The names, ages, and nature of the positions held by the directors and executive officers of Wincorp follow:

        Name           Age                    Office
  ------------------   ---    -------------------------------------------------
  John A. Coseo, Jr.   57     Chairman of the Board and Chief Executive Officer
  Patricia A. Coseo    54     Secretary and Director

A brief background of the directors and executive officers follows.

John A. Coseo, Jr. (57) was the founder of Windsor in 1974 and has been actively involved in all facets of the manufactured housing business since that time. From 1979 to the present, Mr. Coseo has acted as general partner or advisor in the acquisition and management of 55 manufactured home communities throughout the United States. Mr. Coseo is the Chairman and chief executive officer of Wincorp. Mr. Coseo is a general partner of seven limited partnerships which have registered their securities under the Securities and Exchange Act of 1934. Mr. Coseo is also Chairman, chief executive officer, and a trustee of Wincorp's first sponsored real estate investment trust, Windsor Real Estate Investment Trust 8. Mr. Coseo is the husband of Patricia A. Coseo.

Patricia A. Coseo (54) is and has been the Secretary and a Director of Windsor and Wincorp for the past ten years. She is involved in corporate planning and development, and is the spouse of John A. Coseo, Jr.

Item 10.  EXECUTIVE COMPENSATION
          ----------------------

The Partnership has not paid and does not propose to pay any remuneration or retirement benefits to the directors or executive officers of The Windsor Corporation, its subsidiaries or affiliates. Refer to Item 12 (Certain Relationships and Related Transactions) for management fees and expense reimbursements paid to The Windsor Corporation and affiliates by the Partnership.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners

     No person is known by the Partnership to be the beneficial owner of more than 5% of the limited partnership units.

(b)  Security Ownership of Management

     The following table presents certain information regarding the number of units owned, directly or indirectly, by (i) each General Partner and (ii) all General Partners as a group as of December 31, 1995:

                                                    Amount and Nature of    Percent of
Title of Class               Beneficial Owner       Beneficial Ownership      Class
--------------------------------------------------------------------------------------
Units of Limited          John A. Coseo, Jr.,
Partnership Interest      a General Partner                 39                .016%

Units of Limited          The Windsor
Partnership Interest      Corporation,
                          a General Partner              1,000                .414%
                                                         -----                ----
Units of Limited          All General Partners as
Partnership Interest      a group                        1,039                .430%
                                                         =====                ====

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The following table reflects all compensation paid to the General Partners and their affiliates during the years ended December 31, 1995 and 1994.


Form of Compensation and Entity Receiving                    1995       1994
---------------------------------------------------------  -------    -------
Expense reimbursement - The Windsor Corporation            $56,500    $58,200
Cash distributions - The Windsor Corporation               $ 1,500    $ 4,500
Property management fees - Windsor Asset Management, Inc.  $   -0-    $19,600

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  Exhibits and Index of Exhibits

          (3) - Certificate and Agreement of Limited Partnership filed as Exhibit A to Registration Statement No. 33-15878 and incorporated herein by reference.

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

               A summary of the financial information included in the report follows:

               a) Financial Statements and Proforma Financial Information of Rancho Margate Manufactured Home Community.

               b) Financial Statements and Proforma Financial Information of Winter Haven Manufactured Home Community.

               c)   Proforma Financial Information of Windsor Park Properties 5.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of March, 1996.


                 WINDSOR PARK PROPERTIES 5
                 A California Limited Partnership

                 By: /s/ John A. Coseo, Jr.
                    -----------------------------
                    JOHN A. COSEO, JR.
                    Individual General Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                  Title                        Date
---------                                  -----                        ----
/s/ John A. Coseo, Jr.      General Partner and Chairman of the    March 18, 1996
-------------------------   Board of The Windsor Corporation
JOHN A. COSEO, JR.          (Principal Executive Officer of The
                            Windsor Corporation)

/s/ Patricia A. Coseo       Director of The Windsor Corporation    March 18, 1996
-------------------------
PATRICIA A. COSEO