Form 10QSB
period 1996-03-31
WINDSOR PARK PROPERTIES 5
filed 1996-05-14
CIK 818817

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


    For the quarterly period ended   March 31, 1996
                                     --------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



    For the transition period from ___________ to___________


    Commission file number   0-16642
                             -------


          WINDSOR PARK PROPERTIES 5, A CALIFORNIA LIMITED PARTNERSHIP
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



          California                                 33-0243223
- -------------------------------        ---------------------------------
(State or other jurisdiction of        (IRS Employer Identification No.)
 incorporation or organization)


         120 W. Grand Avenue, Suite 202, Escondido, California  92025
         ------------------------------------------------------------
                    (Address of principal executive offices)


                                (619) 746-2411
                         ---------------------------
                         (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [_]

                               TABLE OF CONTENTS

                                     PART I
                                     ------


                                                               Page
                                                               ----

Item 1.  Financial Statements                                    3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     8


                                    PART II
                                    -------

Item 6.  Exhibits and Reports on Form 8-K                       10



          SIGNATURE

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                                BALANCE SHEET
                                -------------
                                 (unaudited)

                                           March 31, 1996
                                          ----------------
ASSETS
- ------
Property held for investment:
  Land                                       $   1,507,800
  Buildings and improvements                     2,042,200
  Fixtures and equipment                            28,200
                                          ----------------

                                                 3,578,200
Less accumulated depreciation                     (775,600)
                                          ----------------

                                                 2,802,600

Investments in joint ventures                    2,183,400
Cash and cash equivalents                          536,100
Deferred financing costs                            58,400
Other assets                                        66,400
                                          ----------------

                                             $   5,646,900
                                          ================


LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Liabilities:
  Mortgage note payable                      $   1,097,000
  Accounts payable                                   4,000
  Accrued expenses                                  34,400
  Tenant deposits and other liabilities             34,500
                                          ----------------

                                                 1,169,900
                                          ----------------

Partners' equity:
  Limited partners                               4,649,500
  General partners                                (172,500)
                                          ----------------

                                                 4,477,000
                                          ----------------

                                             $   5,646,900
                                          ================

                See accompanying notes to financial statements

                          WINDSOR PARK PROPERTIES 5
                      ----------------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                      ----------------------------------
                                  (unaudited)

                                                 Three Months Ended March 31,
                                                 -----------------------------
                                                       1996            1995
                                                 --------------    -----------
REVENUES
- --------
Rent and utilities                                  $   104,000    $   105,700
Equity in earnings of joint ventures                     23,700         13,600
Interest                                                  9,300          5,100
Other                                                     3,000          2,300
                                                 --------------    -----------
                                                        140,000        126,700
                                                 --------------    -----------

COSTS AND EXPENSES
- ------------------
Property operating                                       70,700         50,500
Depreciation and amortization                            26,600         25,800
Interest                                                 25,300
General and administrative:
  Related parties                                        12,500         13,400
  Other                                                  11,000         11,600
                                                 --------------    -----------

                                                        146,100        101,300
                                                 --------------    -----------

Net (loss) income                                   $    (6,100)   $    25,400
                                                 ==============    ===========

Net (loss) income - general partners                $      (100)   $       300
                                                 ==============    ===========

Net (loss) income - limited partners                $    (6,000)   $    25,100
                                                 ==============    ===========

Net (loss) income per limited partnership unit      $     (0.02)   $      0.10
                                                 ==============    ===========


                See accompanying notes to financial statements

                                 WINDSOR PARK PROPERTIES 5
                             ----------------------------------
                             (A California Limited Partnership)
                                  STATEMENTS OF CASH FLOWS
                             ----------------------------------
                                        (unaudited)

                                                                Three Months Ended March 31,
                                                                ---------------------------
                                                                    1996           1995
                                                                ------------    -----------
Cash flows from operating activities:
  Net (loss) income                                             $     (6,100)   $    25,400
  Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
    Depreciation and amortization                                     26,600         25,800
    Equity in earnings of joint ventures                             (23,700)       (13,600)
    Joint ventures' cash distributions                                23,700         13,600
    Amortization of deferred financing costs                           2,300

Changes in operating assets and liabilities:
  Other assets                                                          (200)         2,400
  Accounts payable                                                    (5,500)          (400)
  Accrued expenses                                                     2,200          4,400
  Tenant deposits and other liabilities                                 (500)        (4,300)
                                                                ------------    -----------
Net cash provided by operating activities                             18,800         53,300
                                                                ------------    -----------
Cash flows from investing activities:
  Joint ventures' cash distributions                                   4,100         11,200
  Increase in property held for investment                            (2,300)        (1,600)
                                                                ------------    -----------

Net cash provided by investing activities                              1,800          9,600
                                                                ------------    -----------

Cash flows from financing activities:
  Cash distributions                                                (101,000)       (50,500)
  Repurchase of limited partnership units                             (1,300)          (800)
                                                                ------------    -----------

Net cash used in financing activities                               (102,300)       (51,300)
                                                                ------------    -----------

Net (decrease) increase in cash and cash equivalents                 (81,700)        11,600

Cash and cash equivalents at beginning of period                     617,800        170,500
                                                                ------------    -----------

Cash and cash equivalents at end of period                      $    536,100    $   182,100
                                                                ============    ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (none capitalized)                                 $     23,600    $       ---
                                                                ============    ===========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                       ----------------------------------


NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at March 31, 1996 and the related statements of operations and of cash flows for the three months ended March 31, 1996 and 1995 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes.

NOTE 2.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

The Partnership's investments in joint ventures consist of three manufactured home communities in 1996 and one manufactured home community in 1995. The combined condensed results of operations of the joint ventures for the three months ended March 31, 1996 and 1995 follows:

                                1996          1995
                           -----------   -----------

      Property revenues    $   572,200   $   142,900
                           -----------   -----------
      Expenses:
         Property operating    244,000        82,200
         Interest              157,800
         Depreciation           92,900        28,300
                           -----------   -----------
                               494,700       110,500
                           -----------   -----------

      Net income           $    77,500   $    32,400
                           ===========   ===========


NOTE 3.  NET (LOSS) INCOME PER LIMITED PARTNERSHIP UNIT
         ----------------------------------------------

Net (loss) income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net (loss) income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three months ended March 31, 1996 and 1995 was 241,768 and 243,794, respectively.

NOTE 4.  RELATED PARTY TRANSACTIONS
         --------------------------

The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr. (Mr. Coseo is also the president, chief executive officer and the principal stockholder of The Windsor Corporation).

The General Partners are entitled to receive various fees and compensation from the Partnership which are summarized as follows:

Operational Stage
- -----------------

The net profits, losses and cash distributions of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the General Partners.

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $14,200 and $14,900 for such costs during the three months ended March 31, 1996 and 1995, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

Liquidation Stage
- -----------------

During the Partnership's liquidation stage, total compensation paid to all persons for the sale of investment properties is limited to competitive real estate commissions, not to exceed 6% of the contract price for the sale of the property. The General Partners may receive up to one-half of the competitive real estate commission, not to exceed 3%, if they provide a substantial amount of services in the sales effort. The General Partners' commission is subordinated to the Limited Partners receiving a 9% cumulative, non-compounded annual return (Preferred Return) on their original capital investments. No commissions were paid to the General Partners during the three months ended March 31, 1996 and 1995.

The General Partners also receive 1% of profits, losses and cash distributions from the sale or financing of Partnership properties. The participation increases to 15% after the Limited Partners have received their original invested capital plus their Preferred Return.

During the three months ended March 31, 1996 and 1995 the General Partners received cash distributions of $1,000 and $500, respectively.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the three months ended March 31, 1996 and 1995 follows:

                                  1996                    1995
                         ----------------------------------------------
                                         Per                     Per
                           Amount        Unit       Amount       Unit
                         -----------   --------   ----------   --------
Net income
 - limited partners                                $  25,100    $  0.10
Return of capital         $  100,000    $  0.41       24,900       0.10
                         -----------   --------   ----------   --------

                          $  100,000    $  0.41    $  50,000    $  0.20
                         ===========   ========   ==========   ========


                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                       (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Changes in Financial Condition
- ------------------------------

March 31, 1996 as compared to December 31, 1995
- -----------------------------------------------

The Partnership's primary source of cash during the three months ended March 31, 1996 was from the operations of its investment properties. The primary use of cash during the same period was for cash distributions to partners.

There have been no significant changes in the financial condition of the Partnership since December 31, 1995. Partners' equity decreased from $4,585,400 at December 31, 1995 to $4,477,000 at March 31, 1996 due to cash distributions of $101,000, repurchased limited partnership units of $1,300 and a net loss of $6,100.

The future sources of cash for the Partnership will be provided from property operations, cash reserves, and ultimately from the sale of property. The future uses of cash will be for Partnership administration, capital expenditures, distributions to partners and debt service. The General Partners believe that the future sources of cash are sufficient to meet the working capital requirements of the Partnership for the foreseeable future.

Results of Operations
- ---------------------

Three months ended March 31, 1996 as compared to three months ended March 31,
- -----------------------------------------------------------------------------
1995
- ----

The results of operations for the three months ended March 31, 1996 and 1995 are not directly comparable due to the purchases of interests in the Rancho Margate and Winter Haven manufactured home communities in September 1995 and October 1995, respectively. The Partnership incurred a net loss of $6,100 ($0.02 per limited partnership unit) for the three months ended March 31, 1996 and realized net income of $25,400 ($0.10 per limited partnership unit) for the three months ended March 31, 1995.

Rent and utilities revenues decreased slightly from $105,700 in 1995 to $104,000 in 1996. The overall occupancy of the Partnership's two wholly-owned properties decreased from 77% at March 31, 1995 to 74% at March 31, 1996. Offsetting the decrease in occupancy were $5 per month rent increases implemented at both properties in April 1995.

Equity in earnings of joint ventures represents the Partnership's share of the net income of three manufactured home communities in 1996 and one manufactured home community in 1995, (as mentioned previously, two joint ventures interests were acquired in September and October 1995). Equity in earnings of joint ventures increased from $13,600 in 1995 to $23,700 in 1996 due mainly to the purchase of two additional joint venture interests. The overall occupancy of the Partnership's three joint venture properties was 98% at March 31, 1996, compared to 98% for one joint venture property at March 31, 1995. Recent rent increases implemented include $12 per month at Town and Country effective May 1995, and $10 and $13 per month at Winter Haven and Rancho Margate, respectively, effective January 1996.

Interest income increased from $5,100 in 1995 to $9,300 in 1996 due mainly to higher cash balances maintained by the Partnership.

Property operating expenses increased from $50,500 in 1995 to $70,700 in 1996. The increase in 1996 is attributable mainly to higher utilities and promotional costs. The Partnership is currently offering financial incentives to prospective residents in an effort to improve occupancy at the Lakeside and Plantation properties.

Interest expense of $25,300 in 1996 represents interest incurred on the $1,097,000 loan obtained by the Partnership in September 1995. No interest expense was incurred by the Partnership in the first quarter of 1995.

General and administrative expense decreased slightly from $25,000 in 1995 to $23,500 in 1996.

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


                         WINDSOR PARK PROPERTIES 5,
                         A California Limited Partnership
                         ---------------------------------
                                  (Registrant)

                         By: The Windsor Corporation, a California corporation



                         By  /s/ John A. Coseo, Jr.
                            ------------------------------
                             JOHN A. COSEO, JR.
                             Chief Financial Officer
                             (Principal Accounting Officer)


Date:  May 10, 1996