Form 10QSB
period 1996-06-30
WINDSOR PARK PROPERTIES 5
filed 1996-08-12
CIK 818817

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


     For the quarterly period ended      June 30, 1996
                                    -----------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



     For the transition period from             to
                                    -----------    -----------


      Commission file number   0-16642
                             ---------------------------------


          WINDSOR PARK PROPERTIES 5, A CALIFORNIA LIMITED PARTNERSHIP
     ------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            California                                33-0243223
- ----------------------------------         ---------------------------------
(State or other jurisdiction
 of incorporation or organization)         (IRS Employer Identification No.)


         120 W. Grand Avenue, Suite 202, Escondido, California  92025
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
Yes  (x)     No  ( )
     ---         ---

                               TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                            Page
                                                                            ----
Item 1.  Financial Statements                                                3

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                9


                                    PART II
                                    -------

Item 6.  Exhibits and Reports on Form 8-K                                   11

          SIGNATURE

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)


                                              June 30, 1996
                                              -------------
ASSETS
- ------

Property held for investment:
  Land                                        $  1,507,800
  Buildings and improvements                     2,042,200
  Fixtures and equipment                            28,200
                                              ------------

                                                 3,578,200
Less accumulated depreciation                     (802,200)
                                              ------------

                                                 2,776,000

Investments in joint ventures                    2,174,200
Cash and cash equivalents                          572,600
Deferred financing costs                            56,100
Other assets                                        66,800
                                              ------------

                                              $  5,645,700
                                              ============


LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Liabilities:
  Mortgage note payable                       $  1,097,000
  Accounts payable                                   4,100
  Accrued expenses                                  37,000
  Tenant deposits and other liabilities             33,800
                                              ------------

                                                 1,171,900
                                              ------------

Partners' equity:
  Limited partners                               4,646,300
  General partners                                (172,500)
                                              ------------

                                                 4,473,800
                                              ------------

                                              $  5,645,700
                                              ============

                See accompanying notes to financial statements.

                          WINDSOR PARK PROPERTIES 5
                          -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                 (unaudited)

                                                 Three Months Ended June 30,
                                                 -----------------------------

                                                        1996          1995
                                                 ---------------   -----------
REVENUES
- --------

Rent and utilities                                  $   107,100    $   106,700
Equity in earnings of joint ventures                     22,700         15,600
Interest                                                  8,400          5,300
Other                                                     3,100          3,100
                                                 ---------------   -----------

                                                        141,300        130,700
                                                 ---------------   -----------

COSTS AND EXPENSES
- ------------------

Property operating                                       66,900         55,900
Depreciation and amortization                            26,600         25,900
Interest                                                 25,400
General and administrative:
  Related parties                                        11,800         11,000
  Other                                                  12,700          7,900
                                                 ---------------   -----------

                                                        143,400        100,700
                                                 ---------------   -----------

Net (loss) income                                   $    (2,100)   $    30,000
                                                 ===============   ===========

Net income - general partners                       $        --    $       300
                                                 ===============   ===========

Net (loss) income - limited partners                $    (2,100)   $    29,700
                                                 ===============   ===========

Net (loss) income per limited partnership unit      $     (0.01)   $      0.12
                                                 ===============   ===========

                See accompanying notes to financial statements.

                          WINDSOR PARK PROPERTIES 5
                          -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                 (unaudited)

                                                    Six Months Ended June 30,
                                                 -----------------------------
                                                       1996            1995
                                                 --------------    -----------
REVENUES
- --------
Rent and utilities                                  $   211,100    $   212,400
Equity in earnings of joint ventures                     46,400         29,200
Interest                                                 17,700         10,400
Other                                                     6,100          5,400
                                                 --------------    -----------

                                                        281,300        257,400
                                                 --------------    -----------

COSTS AND EXPENSES
- ------------------

Property operating                                      137,600        106,400
Depreciation and amortization                            53,200         51,700
Interest                                                 50,700
General and administrative:
  Related parties                                        24,300         24,400
  Other                                                  23,700         19,500
                                                 --------------    -----------

                                                        289,500        202,000
                                                 --------------    -----------

Net (loss) income                                   $    (8,200)   $    55,400
                                                 ==============    ===========

Net (loss) income - general partners                $      (100)   $       600
                                                 ==============    ===========

Net (loss) income - limited partners                $    (8,100)   $    54,800
                                                 ==============    ===========

Net (loss) income per limited partnership unit      $     (0.03)   $      0.22
                                                 ==============    ===========


                See accompanying notes to financial statements.

                                  WINDSOR PARK PROPERTIES 5
                                  -------------------------
                             (A California Limited Partnership)
                                  STATEMENTS OF CASH FLOWS
                                  ------------------------
                                         (unaudited)

                                                                 Six Months Ended June 30,
                                                             -------------------------------
                                                                   1996              1995
                                                             ---------------    ------------
Cash flows from operating activities:
  Net (loss) income                                             $     (8,200)   $     55,400
  Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
    Depreciation and amortization                                     53,200          51,700
    Equity in earnings of joint ventures                             (46,400)        (29,200)
    Joint ventures' cash distributions                                46,400          29,200
    Amortization of deferred financing costs                           4,600

    Changes in operating assets and liabilities:
      Other assets                                                      (600)        (10,400)
      Accounts payable                                                (5,400)         (3,400)
      Accrued expenses                                                 4,800          14,100
      Tenant deposits and other liabilities                           (1,200)         (5,700)
                                                             ---------------    ------------

Net cash provided by operating activities                             47,200         101,700
                                                             ---------------    ------------

Cash flows from investing activities:
  Joint ventures' cash distributions                                  13,300           6,900
  Increase in property held for investment                            (2,300)        (11,700)
  Deposit on property                                                                (50,000)
                                                             ---------------    ------------

Net cash provided by (used in) investing activities                   11,000         (54,800)
                                                             ---------------    ------------

Cash flows from financing activities:
  Cash distributions                                                (101,000)       (101,000)
  Repurchase of limited partnership units                             (2,400)         (2,500)
                                                             ---------------    ------------

Net cash used in financing activities                               (103,400)       (103,500)
                                                             ---------------    ------------

Net decrease in cash and cash equivalents                            (45,200)        (56,600)

Cash and cash equivalents at beginning of period                     617,800         170,500
                                                             ---------------    ------------

Cash and cash equivalents at end of period                      $    572,600    $    113,900
                                                             ===============    ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (none capitalized)                                 $     46,600    $         --
                                                             ===============    ============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at June 30, 1996 and the related statements of operations for the three and six months ended June 30, 1996 and 1995 and the statements of cash flows for the six months ended June 30, 1996 and 1995 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes.

NOTE 2.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

The Partnership's investments in joint ventures consist of interests in three manufactured home communities in 1996 and one manufactured home community in 1995. The combined condensed results of operations of the joint ventures for the six months ended June 30, 1996 and 1995 follows:

                                1996            1995
                           -------------   -----------

  Property revenues        $   1,147,500   $   289,000
                           -------------   -----------
  Expenses:
      Property operating         493,600       163,000
      Interest                   314,900
      Depreciation               187,000        56,500
                           -------------   -----------
                                 995,500       219,500
                           -------------   -----------

  Net income               $     152,000   $    69,500
                           =============   ===========

NOTE 3.  NET (LOSS) INCOME PER LIMITED PARTNERSHIP UNIT
         ----------------------------------------------

Net (loss) income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net (loss) income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and six months ended June 30, 1996 was 241,525 and 241,646, respectively; and 243,597 and 243,694 for the three and six months ended June 30, 1995, respectively.

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

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $13,900 and $12,600 for such costs during the three months ended June 30, 1996 and 1995, respectively; and $28,100 and $27,500 for the six months ended June 30, 1996 and 1995, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

Liquidation Stage
- -----------------

During the Partnership's liquidation stage, the total compensation paid to all persons for the sale of investment properties is limited to competitive real estate commissions, not to exceed 6% of the contract price for the sale of the property. The General Partners may receive up to one-half of the competitive real estate commission, not to exceed 3%, if they provide a substantial amount of services in the sales effort. The General Partners' commission is subordinated to the Limited Partners receiving a 9% cumulative, non-compounded annual return (Preferred Return) on their original capital investments. No commissions were paid to the General Partners during the three and six months ended June 30, 1996 and 1995.

The General Partners also receive 1% of profits, losses and cash distributions from the sale or financing of Partnership properties. The participation increases to 15% after the Limited Partners have received their original invested capital plus their Preferred Return.

During the three months ended June 30, 1995, the General Partners received cash distributions of $500; and $1,000 for both the six months ended June 30, 1996 and 1995. The General Partners received no cash distributions during the three months ended June 30, 1996.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the six months ended June 30, 1996 and 1995 follows:

                                  1996                   1995
                         ----------------------   ----------------------
                                          Per                      Per
                           Amount        Unit      Amount          Unit
                         -----------   --------   -----------   --------
Net income
 - limited partners       $             $         $    54,800   $   0.22
Return of capital            100,000       0.41        45,200       0.19
                         -----------   --------   -----------   --------

                          $  100,000    $  0.41   $   100,000   $   0.41
                         ===========   ========   ===========   ========

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                       (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Changes in Financial Condition
- ------------------------------

June 30, 1996 as compared to December 31, 1995
- ----------------------------------------------

The Partnership's primary source of cash during the six months ended June 30, 1996 was from the operations of its investment properties. The primary use of cash during the same period was for cash distributions to partners.

There have been no significant changes in the financial condition of the Partnership since December 31, 1995. Partners' equity decreased from $4,585,400 at December 31, 1995 to $4,473,800 at June 30, 1996 due to cash distributions of $101,000, repurchased limited partnership units of $2,400 and a net loss of $8,200.

At June 30, 1996, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $3,138,200 consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 8.7% at June 30, 1996.

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

Results of Operations
- ---------------------

Six months ended June 30, 1996 as compared to six months ended June 30, 1995
- ----------------------------------------------------------------------------

The results of operations for the six months ended June 30, 1996 and 1995 are not directly comparable due to the purchases of interests in the Rancho Margate and Winter Haven manufactured home communities in September 1995 and October 1995, respectively. The Partnership incurred a net loss of $8,200 ($0.03 per limited partnership unit) for the six months ended June 30, 1996 and realized net income of $55,400 ($0.22 per limited partnership unit) for the six months ended June 30, 1995.

Rent and utilities revenues decreased slightly from $212,400 in 1995 to $211,100 in 1996. The average overall occupancy of the Partnership's two wholly-owned properties was approximately 76% for both the six months ended June 30, 1996 and 1995.

Equity in earnings of joint ventures represents the Partnership's share of the net income of three manufactured home communities in 1996 and one manufactured home community in 1995, (as mentioned previously, two joint venture interests were acquired in September and October 1995). Equity in earnings of joint ventures increased from $29,200 in 1995 to $46,400 in 1996 due mainly to the purchase of two additional joint venture interests. The overall occupancy of the Partnership's three joint venture properties was 97% at June 30, 1996, compared to 100% for one joint venture property at June 30, 1995. Recent rent increases implemented include $8 and $12 per month at Town and Country effective May 1996 and May 1995, respectively, and $10 and $13 per month at Winter Haven and Rancho Margate, respectively, effective January 1996.

Interest income increased from $10,400 in 1995 to $17,700 in 1996 due mainly to higher cash balances maintained by the Partnership.

Property operating expenses increased from $106,400 in 1995 to $137,600 in 1996. The increase is attributable mainly to higher utilities and promotional costs. The Partnership is currently offering financial incentives to prospective residents in an effort to improve occupancy at both the Lakeside and Plantation communities.

Interest expense of $50,700 in 1996 represents interest incurred on the $1,097,000 loan obtained by the Partnership in September 1995. No interest expense was incurred by the Partnership in 1995.

General and administrative expense increased from $43,900 in 1995 to $48,000 in 1996. The increase is due mainly to a $5,500 state tax refund received in 1995, which reduced the 1995 amounts.

Three months ended June 30, 1996 as compared to three months ended June 30, 1995
- --------------------------------------------------------------------------------

The results of operations for the three months ended June 30, 1996 and 1995 are not directly comparable due to the purchases of interests in the Rancho Margate and Winter Haven manufactured home communities in September 1995 and October 1995, respectively, as discussed previously. The Partnership incurred a net loss of $2,100 ($0.01 per limited partnership unit) for the three months ended June 30, 1996 and realized net income of $30,000 ($0.12 per limited partnership unit) for the three months ended June 30, 1995.

Equity in earnings of joint ventures represents the Partnership's share of the net income of three manufactured home communities in 1996 and one manufactured home community in 1995, (as mentioned previously, two joint venture interests were acquired in September and October 1995). Equity in earnings of joint ventures increased from $15,600 in 1995 to $22,700 in 1996 due mainly to the purchase of the two additional joint venture interests.

Interest income increased from $5,300 in 1995 to $8,400 in 1996 due mainly to higher cash balances maintained by the Partnership.

Property operating expenses increased from $55,900 in 1995 to $66,900 in 1996. The increase is attributable mainly to higher utilities and promotional costs. As discussed previously, the Partnership is currently offering financial incentives to prospective residents in an effort to improve occupancy at both the Lakeside and Plantation communities.

Interest expense of $25,400 in 1996 represents interest incurred on the $1,097,000 loan obtained by the Partnership in September 1995. No interest expense was incurred by the Partnership in 1995.

General and administrative expense increased from $18,900 in 1995 to $24,500 in 1996. The increase is due mainly to a $5,500 state tax refund received in 1995, which reduced the 1995 amounts.

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


                         WINDSOR PARK PROPERTIES 5,
                         A California Limited Partnership
                         ---------------------------------
                              (Registrant)

                         By:  The Windsor Corporation, a California corporation

                         By /s/John A. Coseo, Jr.
                            ---------------------------------------------------
                            JOHN A. COSEO, JR.
                            Chief Financial Officer
                            (Principal Accounting Officer)


Date:  August 12, 1996