Form 10QSB
period 1996-09-30
WINDSOR PARK PROPERTIES 5
filed 1996-11-12
CIK 818817

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


    For the quarterly period ended      September 30, 1996
                                   ----------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



     For the transition period from ____________________ to ____________________


      Commission file number   0-16642
                             -----------------------------------------------


          WINDSOR PARK PROPERTIES 5, A CALIFORNIA LIMITED PARTNERSHIP
  -----------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                   California                              33-0243223
  ---------------------------------------------        ------------------
  (State or other jurisdiction of incorporation          (IRS Employer
                 or organization)                      Identification No.)


         120 W. Grand Avenue, Suite 202, Escondido, California 92025
  -----------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (619) 746-2411
  -----------------------------------------------------------------------------
                          (Issuer's telephone number)


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


         SIGNATURE

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                             September 30, 1996
                                             ------------------
ASSETS
------

Property held for investment:
  Land                                               $1,507,800
  Buildings and improvements                          2,042,200
  Fixtures and equipment                                 30,500
                                                     ----------
                                                      3,580,500
Less accumulated depreciation                          (828,900)
                                                     ----------
                                                      2,751,600

Investments in joint ventures                         2,169,900
Cash and cash equivalents                               506,500
Deferred financing costs                                 53,900
Other assets                                             70,800
                                                     ----------

                                                     $5,552,700
                                                     ==========


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Mortgage note payable                              $1,097,000
  Accounts payable                                        7,100
  Accrued expenses                                       50,000
  Tenant deposits and other liabilities                  34,200
                                                     ----------

                                                      1,188,300
                                                     ----------

Partners' equity:
  Limited partners                                    4,537,900
  General partners                                     (173,500)
                                                     ----------

                                                      4,364,400
                                                     ----------

                                                     $5,552,700
                                                     ==========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                                     Three Months Ended
                                                       September 30,
                                                    --------------------
                                                      1996        1995
                                                    --------    --------

REVENUES
--------

Rent and utilities                                  $111,900    $104,400
Equity in earnings of joint ventures                  23,000      19,000
Interest                                               8,600       6,400
Other                                                  3,900       3,900
                                                    --------    --------

                                                     147,400     133,700
                                                    --------    --------

COSTS AND EXPENSES
------------------

Property operating                                    80,300      64,900
Depreciation and amortization                         26,800      26,100
Interest                                              25,800       5,300
General and administrative:
  Related parties                                     12,100      11,000
  Other                                                7,900      10,900
                                                    --------    --------

                                                     152,900     118,200
                                                    --------    --------

Net (loss) income                                   $ (5,500)   $ 15,500
                                                    ========    ========

Net income - general partners                       $     --    $    100
                                                    ========    ========

Net (loss) income - limited partners                $ (5,500)   $ 15,400
                                                    ========    ========

Net (loss) income per limited partnership unit      $  (0.03)   $   0.07
                                                    ========    ========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                    --------------------
                                                      1996        1995
                                                    --------    --------

REVENUES
--------

Rent and utilities                                  $323,000    $316,800
Equity in earnings of joint ventures                  69,400      48,200
Interest                                              26,300      16,800
Other                                                 10,000       9,300
                                                    --------    --------

                                                     428,700     391,100
                                                    --------    --------

COSTS AND EXPENSES
------------------

Property operating                                   217,900     171,300
Depreciation and amortization                         80,000      77,800
Interest                                              76,500       5,300
General and administrative:
  Related parties                                     36,400      35,400
  Other                                               31,600      30,400
                                                    --------    --------

                                                     442,400     320,200
                                                    --------    --------

Net (loss) income                                   $(13,700)   $ 70,900
                                                    ========    ========

Net (loss) income - general partners                $   (100)   $    700
                                                    ========    ========

Net (loss) income - limited partners                $(13,600)   $ 70,200
                                                    ========    ========

Net (loss) income per limited partnership unit      $  (0.06)   $   0.29
                                                    ========    ========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                                  Nine Months Ended
                                                                    September 30,
                                                               ------------------------
                                                                  1996          1995
                                                               ---------     ----------
Cash flows from operating activities:
  Net (loss) income                                            $ (13,700)    $  70,900
  Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
    Depreciation and amortization                                 80,000        77,800
    Equity in earnings of joint ventures                         (69,400)      (48,200)
    Joint ventures' cash distributions                            69,400        48,200
    Amortization of deferred financing costs                       6,800
    Loss on sale of property held for investment                                 7,600

    Changes in operating assets and liabilities:
      Other assets                                                (4,600)      (20,300)
      Accounts payable                                            (2,400)       (2,800)
      Accrued expenses                                            17,800        31,900
      Tenant deposits and other liabilities                         (800)       (6,000)
                                                               ---------     ---------

Net cash provided by operating activities                         83,100       159,100
                                                               ---------     ---------
Cash flows from investing activities:
  Joint ventures' cash distributions                              17,600       649,400
  Increase in property held for investment                        (4,700)      (17,000)
  Investment in joint venture                                                 (754,400)
                                                               ---------     ---------

Net cash provided by (used in) investing activities               12,900      (122,000)
                                                               ---------     ---------
Cash flows from financing activities:
  Cash distributions                                            (202,000)     (151,500)
  Repurchase of limited partnership units                         (5,300)       (4,300)
  Proceeds from issuance of note payable, net                                1,035,900
                                                               ---------    ----------

Net cash (used in) provided by financing activities             (207,300)      880,100
                                                               ---------    ----------

Net (decrease) increase in cash and cash equivalents            (111,300)      917,200

Cash and cash equivalents at beginning of period                 617,800       170,500
                                                               ---------    ----------

Cash and cash equivalents at end of period                     $ 506,500    $1,087,700
                                                               =========    ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (none capitalized)                                $  70,100    $       --
                                                               =========    ==========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at September 30, 1996 and the related statements of operations for the three and nine months ended September 30, 1996 and 1995 and the statements of cash flows for the nine months ended September 30, 1996 and 1995 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes.

NOTE 2.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

The Partnership's investments in joint ventures consist of interests in three manufactured home communities at September 30, 1996 and two manufactured home communities at September 30, 1995. The combined condensed results of operations of the joint ventures for the nine months ended September 30, 1996 and 1995 (including Rancho Margate and Winter Haven since their purchase in September 1995 and October 1995, respectively) follows:

                                 1996           1995
                              ----------      --------
      Property revenues       $1,722,400      $475,600
                              ----------      --------
      Expenses:
      Property operating         744,700       246,900
      Interest                   472,000        17,900
      Depreciation               282,300        89,700
                              ----------      --------

                               1,499,000       354,500
                              ----------      --------

      Net income              $  223,400      $121,100
                              ==========      ========


NOTE 3.  NET (LOSS) INCOME PER LIMITED PARTNERSHIP UNIT
         ----------------------------------------------

Net (loss) income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net (loss) income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and nine months ended September 30, 1996 was 241,232 and 241,507, respectively; and 243,519 and 243,637 for the three and nine months ended September 30, 1995, respectively.

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

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $13,800 and $12,300 for such costs during the three months ended September 30, 1996 and 1995, respectively; and $41,900 and $39,800 for the nine months ended September 30, 1996 and 1995, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

Liquidation Stage
-----------------

During the Partnership's liquidation stage, the total compensation paid to all persons for the sale of investment properties is limited to competitive real estate commissions, not to exceed 6% of the contract price for the sale of the property. The General Partners may receive up to one-half of the competitive real estate commission, not to exceed 3%, if they provide a substantial amount of services in the sales effort. The General Partners' commission is subordinated to the Limited Partners receiving a 9% cumulative, non-compounded annual return (Preferred Return) on their original capital investments. No commissions were paid to the General Partners during the three and nine months ended September 30, 1996 and 1995.

The General Partners also receive 1% of profits, losses and cash distributions from the sale or financing of Partnership properties. The participation increases to 15% after the Limited Partners have received their original invested capital plus their Preferred Return.

During the three months ended September 30, 1996 and 1995, the General Partners received cash distributions of $1,000 and $500, respectively; and $2,000 and $1,500 for the nine months ended September 30, 1996 and 1995, respectively.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
------------------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the nine months ended September 30, 1996 and 1995 follows:

                                  1996                   1995
                            -----------------      ----------------
                                        Per                   Per
                             Amount     Unit        Amount    Unit
                            --------    -----      --------   -----

Net income
 - limited partners         $           $          $ 70,200   $0.29
Return of capital            200,000     0.83        79,800    0.33
                            --------    -----      --------   -----

                            $200,000    $0.83      $150,000   $0.62
                            ========    =====      ========   =====

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                       (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Changes in Financial Condition
------------------------------

September 30, 1996 as compared to December 31, 1995
---------------------------------------------------

The Partnership's primary source of cash during the nine months ended September 30, 1996 was from the operations of its investment properties. The primary use of cash during the same period was for cash distributions to partners.

There have been no significant changes in the financial condition of the Partnership since December 31, 1995. Partners' equity decreased from $4,585,400 at December 31, 1995 to $4,364,400 at September 30, 1996 due to cash distributions of $202,000, repurchased limited partnership units of $5,300 and a net loss of $13,700.

At September 30, 1996, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $3,135,200 consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 8.8% at September 30, 1996.

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

Results of Operations
---------------------

Nine months ended September 30, 1996 as compared to nine months ended September
-------------------------------------------------------------------------------
30, 1995
--------

The results of operations for the nine months ended September 30, 1996 and 1995 are not directly comparable due to the purchases of interests in the Rancho Margate and Winter Haven manufactured home communities in September 1995 and October 1995, respectively. The Partnership incurred a net loss of $13,700 ($0.06 per limited partnership unit) for the nine months ended September 30, 1996 and realized net income of $70,900 ($0.29 per limited partnership unit) for the nine months ended September 30, 1995.

Rent and utilities revenues increased from $316,800 in 1995 to $323,000 in 1996. The overall occupancy of the Partnership's two wholly-owned properties increased from 75% at September 30, 1995 to 85% at September 30, 1996, as a result of an aggressive marketing campaign.

Equity in earnings of joint ventures represents the Partnership's share of the net income of three manufactured home communities at September 30, 1996 and two manufactured home communities at September 30, 1995, (as mentioned previously, two joint venture interests were acquired in September and October 1995).
Equity in earnings of joint ventures increased from $48,200 in 1995 to $69,400 in 1996 due mainly to the purchase of two additional joint venture interests. The overall occupancy of the Partnership's three joint venture properties was 97% at September 30, 1996, compared to 98% for two joint venture properties at September 30, 1995. Recent rent increases implemented include $8 and $12 per month at Town and Country effective May 1996 and May 1995, respectively; and $10 and $13 per month at Winter Haven and Rancho Margate, respectively, effective

January 1996.

Interest income increased from $16,800 in 1995 to $26,300 in 1996 due mainly to higher cash balances maintained by the Partnership.

Property operating expenses increased from $171,300 in 1995 to $217,900 in 1996. The increase is attributable mainly to higher utilities and promotional costs. The Partnership is offering financial incentives to prospective residents in a currently successful effort to improve occupancy at both the Lakeside and Plantation communities.

Interest expense increased from $5,300 in 1995 to $76,500 in 1996 due to the $1,097,000 loan obtained by the Partnership in September 1995.

General and administrative expense increased from $65,800 in 1995 to $68,000 in 1996. The increase is due mainly to a $5,500 state tax refund received in 1995, which reduced the 1995 amounts.

Three months ended September 30, 1996 as compared to three months ended
-----------------------------------------------------------------------
September 30, 1995
------------------

The results of operations for the three months ended September 30, 1996 and 1995 are not directly comparable due to the purchases of interests in the Rancho Margate and Winter Haven manufactured home communities in September 1995 and October 1995, respectively, as discussed previously. The Partnership incurred a net loss of $5,500 ($0.03 per limited partnership unit) for the three months ended September 30, 1996 and realized net income of $15,500 ($0.07 per limited partnership unit) for the three months ended September 30, 1995.

Equity in earnings of joint ventures represents the Partnership's share of the net income of three manufactured home communities at September 30, 1996 and two manufactured home communities at September 30, 1995, (as mentioned previously, two joint venture interests were acquired in September and October 1995). Equity in earnings of joint ventures increased from $19,000 in 1995 to $23,000 in 1996 due mainly to the purchase of the two additional joint venture interests.

Interest income increased from $6,400 in 1995 to $8,600 in 1996 due mainly to higher cash balances maintained by the Partnership.

Property operating expenses increased from $64,900 in 1995 to $80,300 in 1996. The increase is attributable mainly to higher utilities and promotional costs. As discussed previously, the Partnership is offering financial incentives to prospective residents in a successful effort to improve occupancy at both the Lakeside and Plantation communities.

Interest expense increased from $5,300 in 1995 to $25,800 in 1996 due to the $1,097,000 loan obtained by the Partnership in September 1995.

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


Date:  November 11, 1996