Form 10KSB40
period 1996-12-31
WINDSOR PARK PROPERTIES 5
filed 1997-03-31
CIK 818817

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from ................to...............

Commission file number 0-16642

          WINDSOR PARK PROPERTIES 5, A CALIFORNIA LIMITED PARTNERSHIP
       -----------------------------------------------------------------
              (Exact name of small business issuer in its charter)

         California                                       33-0243223
--------------------------                      ---------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

        120 W. Grand Avenue, Suite 202, Escondido, California   92025
     ------------------------------------------------------------------
               (Address of principal executive offices)      (Zip Code)

Issuer's telephone number:   (619) 746-2411

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Units of Limited
                                                                Partnership
                                                                Interest
                                                                ----------------
                                                                (Title of Class)

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

        State issuer's revenues for its most recent fiscal year:  $568,000

                   DOCUMENTS INCORPORATED BY REFERENCE:  None

                               TABLE OF CONTENTS

                                     PART I
                                     ------
                                                                           Page
                                                                           ----

Item 1.         Description of Business                                       3

Item 2.         Description of Properties                                     5

Item 3.         Legal Proceedings                                             7

Item 4.         Submission of Matters to a Vote of Security Holders           7

                                    PART II
                                    -------

Item 5.         Market for the Partnership's Units and Related Security
                Holder  Matters                                               7

Item 6.         Management's Discussion and Analysis                          8

Item 7.         Financial Statements                                         10

Item 8.         Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                        23

                                    PART III
                                    --------

Item 9.         Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of The
                  Exchange Act                                               23

Item 10.        Executive Compensation                                       24

Item 11.        Security Ownership of Certain Beneficial Owners and
                Management                                                   24

Item 12.        Certain Relationships and Related Transactions               24

Item 13.        Exhibits and Reports on Form 8-K                             25

                SIGNATURES                                                   26

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

Business Development
--------------------

Windsor Park Properties 5, a California Limited Partnership (the Partnership), was formed in June 1987 pursuant to the provisions of the California Uniform Limited Partnership Act. The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr., chief executive officer, president and principal stockholder of The Windsor Corporation. The Partnership term is set to expire in December 2001; however, the Partnership may either be dissolved earlier or extended under certain circumstances. The Partnership may be extended at the recommendation of the General Partners with approval of a majority of the Limited Partners.

The Partnership was organized to acquire and hold existing manufactured home communities for investment. Its principal investment objectives are to provide to the Limited Partners: (i) distributions of cash from operations, (ii) preservation, protection and eventual return of the limited partners' investment, and (iii) realization of appreciation in the value of the properties acquired.

The Partnership was funded through a public offering of 300,000 limited partnership units (Units). A total of 243,729 Units were sold for gross proceeds aggregating $24,372,900. In addition, the General Partners purchased 1,000 Units with a $100,000 note. The offering commenced in September 1987 and terminated in September 1988. The net proceeds from the offering were originally expended for the acquisition of undivided interests in nine fully-developed manufactured home communities located in Arizona, Florida, Louisiana, Georgia, Michigan, and Washington. The Partnership paid all cash for these properties.

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

In 1995, the Partnership obtained two loans collateralized by interests in currently owned manufactured home communities. The proceeds from these loans were used as partial consideration to purchase interests in four additional manufactured home communities. The remaining consideration was obtained from permanent mortgage financing.

In September 1995, the Partnership and an affiliated limited partnership jointly obtained a $1,550,000 loan, collateralized by the Town and Country Estates community, a jointly owned property. The Partnership's share of this loan is $651,000. In September 1995, the Partnership also obtained a $1,097,000 loan, collateralized by the Lakeside and Plantation Estates communities.

In September 1995, the Partnership purchased a 26% interest in the Rancho Margate manufactured home community located in Margate, Florida. The remaining interests in the community were acquired by affiliated limited partnerships.
The Partnership's cost of its equity interest in the community was $754,400. In connection with the purchase, the joint venture assumed a mortgage note of the seller, with an initial balance of $3,737,100. The note is collateralized by the community. The Partnership's share of the initial note assumed was $971,600.

In October 1995, the Partnership purchased a 26% interest in the Winter Haven manufactured home community located in Winter Haven, Florida. The remaining interests in the community were acquired by affiliated limited partnerships.
The Partnership's cost of its equity interest in the community was $494,000. In connection with the purchase, the joint venture assumed a mortgage note of the seller, with an initial balance of $3,737,100. The note is collateralized by the community. The Partnership's share of the initial note assumed was $426,800.

In February 1997, the Partnership purchased a 9% interest in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated entities. The Partnership's cost of its equity interest in the communities was $207,000. In connection with the purchase, the joint venture obtained a $3,040,000 loan, collateralized by the communities. The Partnership's share of this loan is $273,600.

The Partnership owns interests in the following manufactured home communities at February 28, 1997:

                                                Date
Name of Property            Ownership %         Acquired           Location
----------------            -----------         --------           --------
Lakeside                       100%             July 1988          Lithia Springs, Georgia
Plantation Estates             100%             December 1988      Douglasville, Georgia
Town and Country Estates        42%             January 1989       Tucson, Arizona
Rancho Margate                  26%             September 1995     Margate, Florida
Winter Haven                    26%             October 1995       Winter Haven, Florida
Apache East                      9%             February 1997      Phoenix, Arizona
Denali Park                      9%             February 1997      Phoenix, Arizona

No further property financings or investment property acquisitions are planned by the General Partners.

The overall occupancy of the five communities owned by the Partnership at December 31, 1996 was approximately 95%. The General Partners continue to maintain the properties in good condition and promote them to improve occupancy. There are no current plans to dispose of any of these properties.

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

The Partnership's profitability also depends on the minimization of both property and partnership administration expenses. Expenses are affected by changes in general economic trends and changes in local conditions such as prevailing wages, utility rates, insurance costs, and real estate taxation pracitces.

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

Item 2.  DESCRIPTION OF PROPERTIES
         -------------------------

The Partnership owns interests in seven properties at February 28, 1997. The Partnership operates the properties as manufactured home communities, renting space to manufactured home tenants on a month-to-month basis. The properties compete for rentals with other manufactured home communities and apartments in their local markets. All properties are encumbered. It is the General Partners' opinion that the properties are in good condition and are adequately insured.


                                Rancho          Lakeside
                                Margate         --------        Winter Haven
                                -------          Lithia         ------------
                                Margate,         Springs,       Winter Haven,
Location                        Florida          Georgia           Florida
-----------------------------------------------------------------------------
Percentage of Ownership           26%              100%             26%
Date Acquired                    9/95              7/88            10/95
Acreage                           29                31              30
Number of Spaces                 245               103              238
Monthly Rents (1)                $351             $193             $211
Occupancy Level:
  December 31, 1996              98%               93%              98%
Real estate taxes             $144,900           $14,100          $35,600
Federal tax basis (3)        $1,675,500        $1,233,100        $872,000
Mortgage Information:
  Balance payable            $3,698,100        $1,097,000       $1,625,500
  Interest rate                 9.04%             8.47%            9.04%
  Amortization period         30 years             --            30 years
  Maturity date                 7/23              9/02             6/23
  Balance due at maturity        $0            $1,097,000           $0

                                                Town and
                                Plantation      Country
                                 Estates         Estates        Apache East
                                 -------         -------        -----------
                                Douglasville,    Tucson,          Phoenix,
Location                          Georgia        Arizona          Arizona
---------------------------------------------------------------------------
Percentage of Ownership            100%             42%              9%
Date Acquired                     12/88            1/89             2/97
Acreage                            23               38               16
Number of Spaces                   138              320             123
Monthly Rents (1)                 $187             $202            $220
Occupancy Level:
  December 31, 1996                84%              97%             77%
Real estate taxes                $14,400          $32,600         $16,300
Federal tax basis (3)          $1,288,400       $1,511,400       $200,300
Mortgage Information:
  Balance payable                 (2)           $1,550,000      $3,040,000
  Interest rate                   (2)              8.47%           8.38%
  Amortization period             (2)               --           24 years
  Maturity date                   (2)              9/02            3/06
  Balance due at maturity         (2)           $1,550,000      $2,583,200

                                Denali
                                 Park
                                 ----
                                Phoenix,
Location                        Arizona
-------------------------------------------------------------------------------
Percentage of Ownership            9%
Date Acquired                     2/97
Acreage                            33
Number of Spaces                  162
Monthly Rents (1)                $202
Occupancy Level:
  December 31, 1996               68%
Real estate taxes               $23,200
Federal tax basis (3)          $263,300
Mortgage Information:
  Balance payable                (4)
  Interest rate                  (4)
  Amortization period            (4)
  Maturity date                  (4)
  Balance due at maturity        (4)

(1)     Average rental rates in effect on December 31, 1996.
(2)     Same mortgage note payable as Lakeside.
(3) For income tax purposes, the properties and their components are depreciated using both straight-line and accelerated methods over useful lives ranging from 5 to 40 years.
(4)     Same mortgage note payable as Apache East.

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


                                    PART II
                                    -------

Item 5.  MARKET FOR THE PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS
         ----------------------------------------------------------------------

A public market for the Partnership's units does not exist and is not likely to develop. As of December 31, 1996, there were approximately 3,140 persons holding an aggregate of 240,634 units.

Cash distributions paid to limited partners since December 31, 1994 are as follows:

                                                                Per $1,000
                                                                Originally
Date Paid                       Amount(1)                       Invested(2)
---------                       ---------                       -----------
February 1997                   $100,000                           $4.09

August 1996                     $100,000                           $4.09
February 1996                   $100,000                           $4.09

August 1995                     $ 50,000                           $2.04
May 1995                        $ 50,000                           $2.04
February 1995                   $ 50,000                           $2.04

(1)     Amounts exclude General Partner participation.
(2)     Computed based on $24,472,900 original investment.

Cash distributions paid to the General Partners since December 31, 1994 were $3,500. The General Partners expect that the Partnership will make cash distributions on a semi-annual basis in the future.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

a)  Liquidity and Capital Resources
    -------------------------------

The Partnership's primary sources of cash during the years ended December 31, 1996 and 1995 were from the operations of its investment properties, cash distributions from joint ventures and proceeds from a mortgage note payable. The primary uses of cash during the same period were for investments in joint ventures and cash distributions to partners.

During 1995, the Partnership obtained two loans collateralized by interests in currently owned manufactured home communities. The proceeds from these loans were used as partial consideration to purchase interests in four additional manufactured home communities. The remaining consideration was obtained from permanent mortgage financing.

In September 1995, the Partnership and an affiliated limited partnership jointly obtained a $1,550,000 loan, collateralized by the Town and Country Estates community, a jointly owned property. The Partnership's share of this loan is $651,000. The Partnership and the affiliated limited partnership are both contingently liable for the full amount of the loan. In September 1995, the Partnership also obtained a $1,097,000 loan, collateralized by the Plantation Estates and Lakeside communities. Both of these loans are payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% (8.47% at December 31, 1996) and are due in 2002.

In September 1995, the Partnership purchased a 26% interest in the Rancho Margate manufactured home community located in Margate, Florida. The remaining interests in the community were acquired by affiliated limited partnerships.
The Partnership's cost of its equity interest in the community was $754,400. In connection with the purchase, the joint venture assumed a mortgage note of the seller. The note, which is collateralized by the property, is payable in monthly installments, including interest at 50% of six month LIBOR plus 6.26% (9.04% at December 31, 1996) until June 2003. Thereafter, the interest rate increases to 50% of six month LIBOR plus 7.26%, until the note matures in July 2023. At December 31, 1996, the outstanding balance on this note is $3,698,100 (the Partnership's share is $961,500).

In October 1995, the Partnership purchased a 26% interest in the Winter Haven manufactured home community located in Winter Haven, Florida. The remaining interests in the community were acquired by affiliated limited partnerships.
The Partnership's cost of its equity interest in the community was $494,000. In connection with the purchase, the joint venture assumed a mortgage note of the seller. The note, which is collateralized by the property, is payable in monthly installments, including interest at 50% of six month LIBOR plus 6.26% (9.04% at December 31, 1996) until May 2003. At December 31, 1996, the outstanding balance on this note is $1,625,500 (the Partnership's share is $422,600).

At December 31, 1996, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $3,132,100, consisting entirely of variable rate debt. The average rate of interest on this debt was 8.72% at December 31, 1996.

In February 1997, the Partnership purchased a 9% interest in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated entities. The Partnership's cost of its equity interest in the communities was $207,000. In connection with the purchase, the joint venture obtained a $3,040,000 loan, collateralized by the communities. The Partnership's share of this loan is $273,600. The loan initially bears interest at 8.375%. In March 2000 and March 2003, the interest rate adjusts to the yield on the 3 year Treasury Note plus 2.2%. The loan is due in March 2006.

The Partnership owns interests in the following manufactured home communities at February 28, 1997:

                                            Date
Name of Property           Ownership %      Acquired          Location
----------------           -----------      --------          --------
Lakeside                      100%          July 1988         Lithia Springs, Georgia
Plantation Estates            100%          December 1988     Douglasville, Georgia
Town and Country Estates       42%          January 1989      Tucson, Arizona
Rancho Margate                 26%          September 1995    Margate, Florida
Winter Haven                   26%          October 1995      Winter Haven, Florida
Apache East                     9%          February 1997     Phoenix, Arizona
Denali Park                     9%          February 1997     Phoenix, Arizona

No further property financings or investment property acquisitions are planned by the General Partners.

As discussed in Note 11 to the financial statements, pursuant to the Partnership Agreement, net profits from the sale of Partnership properties should be allocated first to each partner with a negative capital account balance in an amount equal to the amount of the negative capital account of each partner. Subsequent to the issuance of the 1995 financial statements, the general partners determined that the financial statements did not properly reflect the income allocation provisions of the Partnership Agreement. Accordingly, partners' equity as December 31, 1994, has been restated from the amounts previously reported to properly allocate net profits from the sale of Partnership properties among the partners in accordance with the provisions of the Partnership Agreement.

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

b)  Results of Operations
    ---------------------

The results of operations for the years ended December 31, 1996 and 1995 are not directly comparable due to the purchases of interests in the Rancho Margate and Winter Haven manufactured home communities in September 1995 and October 1995, respectively. The Partnership incurred a net loss of $23,600 ($0.10 per limited partnership unit) for the year ended December 31, 1996 and realized net income of $81,800 ($0.33 per limited partnership unit) for the year ended December 31, 1995.

Rent and utilities revenues increased from $420,400 in 1995 to $436,300 in 1996. The overall occupancy of the Partnership's two wholly-owned properties increased from 73% at December 31, 1995 to 88% at December 31, 1996 due to an aggressive marketing campaign. In addition, $5 per month rent increases were implemented at both the Lakeside and Plantation communities effective April 1995.

Equity in earnings of joint ventures represents the Partnership's share of the net income of the Town and Country Estates manufactured home community, and since their purchase in 1995, the Rancho Margate and Winter Haven manufactured home communities. Equity in earnings of joint ventures increased from $67,200 in 1995 to $83,100 in 1996, due mainly to the purchases of Rancho Margate and Winter Haven, as discussed previously. The overall occupancy of the Partnership's three joint venture properties was 98% at both December 31, 1996 and 1995. Recent rent increases implemented include $8 and $12 per month at Town and Country effective May 1996 and May 1995, respectively; and $10 and $13 per month at Winter Haven and Rancho Margate, respectively, effective January 1996.

Interest income increased from $27,700 in 1995 to $34,400 in 1996 due mainly to higher average cash balances maintained by the Partnership.

Property operating costs increased from $228,300 in 1995 to $292,800 in 1996. The increase is attributable mainly to higher utilities and promotional costs. The Partnership has been offering financial incentives to prospective residents in a successful effort to improve occupancy at both the Lakeside and Plantation communities.

Interest expense increased from $32,100 in 1995 to $102,100 in 1996 due to the $1,097,000 mortgage note payable obtained by the Partnership in September 1995, as discussed previously.

General and administrative expense remained essentially level at $89,900 in 1996 compared to $89,800 in 1995.


Item 7.  FINANCIAL STATEMENTS
         --------------------

The following financial statements are filed as a part of this report:

                                                                      Page
                                                                      ----
Independent Auditors' Report                                            11

Balance Sheet at December 31, 1996                                      12

Statements of Operations for the years ended
 December 31, 1996 and 1995                                             13

Statements of Partners' Equity for the years ended
 December 31, 1996 and 1995                                             14

Statements of Cash Flows for the years ended
 December 31, 1996 and 1995                                             15

Notes to Financial Statements                                           16

INDEPENDENT AUDITORS' REPORT


The Partners
Windsor Park Properties 5
(A California Limited Partnership)
Escondido, California

We have audited the accompanying balance sheet of Windsor Park Properties 5 (the Partnership) as of December 31, 1996 and the related statements of operations, partners' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Windsor Park Properties 5 as of December 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 11, partners' equity at December 31, 1994 has been restated.

Deloitte & Touche LLP

Costa Mesa, California
February 28, 1997

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                       (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------

                                        December 31, 1996
                                        -----------------
ASSETS
------
Property held for investment, net              $2,745,600
Investments in joint ventures                   2,160,500
Cash and cash equivalents                         523,800
Deferred financing costs                           51,800
Other assets                                       53,200
                                               ----------
                                               $5,534,900
                                               ==========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
 Mortgage note payable                         $1,097,000
 Accounts payable                                  19,900
 Accrued expenses                                  28,800
 Tenant deposits and other liabilities             36,500
                                               ----------
                                                1,182,200
                                               ----------

Partners' equity:
 Limited partners                               4,428,900
  Less units subscription note receivable        (100,000)
                                               ----------
 Net limited partners                           4,328,900
 General partners                                  23,800
                                               ----------
                                                4,352,700
                                               ----------
                                               $5,534,900
                                               ==========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                For The Year Ended December 31,
                                                -------------------------------
                                                    1996              1995
                                                    ----              ----

REVENUES
--------
Rent and utilities                                $436,300          $420,400
Equity in earnings of joint ventures                83,100            67,200
Interest                                            34,400            27,700
Other                                               14,200            20,900
                                                  --------          --------
                                                   568,000           536,200
                                                  --------          --------

COSTS AND EXPENSES
------------------

Property operating                                 292,800           228,300
Depreciation and amortization                      106,800           104,200
Interest                                           102,100            32,100
General and administrative:
  Related parties                                   50,800            50,500
  Other                                             39,100            39,300
                                                  --------          --------
                                                   591,600           454,400
                                                  --------          --------

Net (loss) income                                 $(23,600)         $ 81,800
                                                  ========          ========

Net (loss) income - general partners              $   (200)         $    800
                                                  ========          ========

Net (loss) income - limited partners              $(23,400)         $ 81,000
                                                  ========          ========

Net (loss) income per limited partnership unit    $  (0.10)         $   0.33
                                                  ========          ========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                       (A California Limited Partnership)
                         STATEMENTS OF PARTNERS' EQUITY
                         ------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                 ----------------------------------------------


                                                                   Units
                                                                Subscription
                                General         Limited            Note
                                Partners        Partners         Receivable       Total
                                --------        --------        ------------    ----------
Balance at
December 31, 1994
  - as previously reported      $(170,700)      $4,940,800      $(100,000)      $4,670,100

Reallocation of
partners' equity
  (Note 11)                       197,400         (197,400)
                                ---------       ----------      ---------       ----------

Balance at
December 31, 1994
  - as restated                    26,700        4,743,400       (100,000)       4,670,100

Cash distributions                 (1,500)        (150,000)                       (151,500)

Net income                            800           81,000                          81,800

Repurchase of limited
  partnership units                                (15,000)                        (15,000)
                                ---------       ----------      ---------       ----------

Balance at
December 31, 1995                  26,000        4,659,400       (100,000)       4,585,400

Cash distributions                 (2,000)        (200,000)                       (202,000)

Net loss                             (200)         (23,400)                        (23,600)

Repurchase of limited
  partnership units                                 (7,100)                         (7,100)
                                ---------       ----------      ---------       ----------
Balance at
December 31, 1996               $  23,800       $4,428,900      $(100,000)      $4,352,700
                                =========       ==========      =========       ==========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                          For The Year Ended December 31,
                                                          -------------------------------
                                                              1996              1995
                                                              ----              ----
Cash flows from operating activities:
 Net (loss) income                                          $ (23,600)        $    81,800
  Adjustments to reconcile net (loss) income
  to net cash  provided by operating
  activities:
    Depreciation and amortization                             106,800             104,200
    Equity in earnings of joint ventures                      (83,100)            (67,200)
    Joint ventures' cash distributions                         83,100              67,200
    Amortization of deferred financing costs                    9,100
    Loss on sale of property held for investment                                    6,800
Changes in operating assets and liabilities:
  Other assets                                                 13,000               4,000
  Accounts payable                                             10,400               2,900
  Accrued expenses                                             (3,400)             17,600
  Tenant deposits and other liabilities                         1,500              (8,400)
                                                            ---------         -----------

Net cash provided by operating activities                     113,800             208,900
                                                            ---------         -----------
Cash flows from investing activities:
  Joint ventures' cash distributions                           27,000             645,300
  Increase in property held for investment                    (25,500)            (26,500)
  Investments in joint ventures                                                (1,248,400)
  Proceeds from sale of property held for investment                                  800
                                                            ---------         -----------

Net cash provided by (used in) investing activities             1,500            (628,800)
                                                            ---------         -----------

Cash flows from financing activities:
  Cash distributions                                         (202,000)           (151,500)
  Repurchase of limited partnership units                      (7,100)            (15,000)
  Payment of deferred financing costs                            (200)            (63,300)
  Proceeds from mortgage note payable                                           1,097,000
                                                            ---------         -----------

Net cash (used in) provided by financing activities          (209,300)            867,200
                                                            ---------         -----------

Net (decrease) increase in cash and cash equivalents          (94,000)            447,300

Cash and cash equivalents at beginning of year                617,800             170,500
                                                            ---------         -----------

Cash and cash equivalents at end of year                    $ 523,800         $   617,800
                                                            =========         ===========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest (none capitalized)                             $  93,500         $    21,200
                                                            =========         ===========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ----------------------------------------------------------------

The Partnership
---------------

Windsor Park Properties 5, A California Limited Partnership (the Partnership), was formed in June 1987 for the purpose of acquiring and holding existing manufactured home communities for investment. The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr., chief executive officer, president and principal stockholder of The Windsor Corporation (TWC).

The Partnership was funded through a public offering of 244,729 limited partnership units at $100 per unit which commenced in September 1987 and terminated in September 1988. The Partnership term is set to expire in December 2001; however, the Partnership may either be dissolved earlier or extended under certain circumstances. The Partnership may be extended at the recommendation of the General Partners with approval of a majority of the Limited Partners.

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

In 1996, the Partnership adopted Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Accordingly, property held for investment is reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values of the properties may not be reoverable. Impairment is measured as the difference between the carrying value of the property and its fair value. The adoption of SFAS No. 121 did not have an effect on the 1996 financial statements of the Partnership.

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

Net (Loss) Income per Limited Partnership Unit
----------------------------------------------

Net (loss) income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the year and the net (loss) income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the years ended December 31, 1996 and 1995 was 241,330 and 243,464, respectively.

Statements of Cash Flows
------------------------

For purposes of the statements of cash flows, the Partnership considers all highly-liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

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

NOTE 2.  PARTNERSHIP AGREEMENT
         ---------------------

In accordance with the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions. The number of limited partnership units outstanding at December 31, 1996 and 1995 was 240,634 and 241,822, respectively, which represented capital contributions of $24,063,400 and $24,182,200, respectively. During the years ended December
31, 1996 and 1995, the Partnership repurchased 1,188 units and 1,981 units, respectively, for $7,100 and $15,000, respectively. The General Partners owned 1,039 units at both December 31, 1996 and 1995.

The General Partners are entitled to receive from the Partnership various fees and compensation which are summarized as follows:

Operational Stage
-----------------

The profits, losses and cash distributions of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the General Partners.

The Partnership reimburses TWC for certain direct expenses and employee, executive and administrative time incurred on the Partnership's behalf. The Partnership was charged $58,200 and $56,500 for such costs during the years ended December 31, 1996 and 1995, respectively. These costs are included in property operating and general and administrative expenses in the accompanying statements of operations.

Liquidation Stage
-----------------

During the Partnership's liquidation stage, the total compensation paid to all persons for the sale of investment properties is limited to competitive real estate commissions, not to exceed 6% of the contract price for the sale of the property. The General Partners may receive up to one-half of the competitive real estate commission, not to exceed 3%, if they provide a substantial amount of services in the sales effort. The General Partners' commission is subordinated to the Limited Partners' receiving a 9% cumulative, non-compounded annual return (Preferred Return) on their original capital investments. No commissions were paid to the General Partners during the years ended December 31, 1996 and 1995.

The General Partners receive 1% of cash distributions from the sale or financing of Partnership properties. This participation increases to 15% after the Limited Partners have received their original invested capital plus their Preferred Return.

The General Partners generally receive 1% of profits and losses from the sale of Partnership properties. However, if applicable, profits on sale will first be allocated 100% to the General Partners to the extent of their negative capital account.

During the years ended December 31, 1996 and 1995, the General Partners received cash distributions of $2,000 and $1,500, respectively.

NOTE 3.  PROPERTY HELD FOR INVESTMENT
         ----------------------------

Property held for investment consists of two manufactured home communities summarized as follows:


        Name of Property                Date Acquired           Location
        ----------------                -------------           --------
        Lakeside                        July 15, 1988           Lithia Springs, Georgia
        Plantation Estates              December 30, 1988       Douglasville, Georgia


                                                        December 31, 1996
                                                        -----------------
        Land                                               $1,507,800
        Buildings and improvements                          2,062,300
        Fixtures and equipment                                 31,200
                                                           ----------

                                                            3,601,300
Less accumulated depreciation                                (855,700)
                                                           ----------
                                                           $2,745,600
                                                           ==========

NOTE 4.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

The Partnership's investments in joint ventures consist of interests in three manufactured home communities summarized as follows:


                                Ownership
Name of Property                Percentage      Date Acquired           Location
----------------                ----------      -------------           --------
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

In September 1995, the Partnership and an affiliated limited partnership jointly obtained a $1,550,000 loan collateralized by the Town and Country Estates community, a jointly owned property. The Partnership's share of this loan is $651,000. The loan is payable in monthly interest only installments bearing interest at 90-day LIBOR plus 2.95% (8.47% at December 31, 1996) and is due in September 2002. The Partnership and the affiliated limited partnership are both contingently liable for the full amount of the loan.

In September 1995, the Partnership purchased a 26% interest in the Rancho Margate community for a cost of $754,400. In connection with the purchase of the community, the joint venture assumed a mortgage note of the seller. The note, which is collateralized by the community, is payable in monthly installments, including interest at 50% of six-month LIBOR plus 6.26% (9.04% at December 31, 1996) until June 2003. Thereafter, the interest rate increases to 50% of six-month LIBOR plus 7.26%, until the note matures in July 2023. At December 31, 1996, the outstanding balance on this note is $3,698,100 (the Partnership's share is $961,500).

In October 1995, the Partnership purchased a 26% interest in the Winter Haven community for a cost of $494,000. In connection with the purchase of the community, the joint venture assumed a mortgage note of the seller. The note, which is collateralized by the community, is payable in monthly installments, including interest at 50% of six-month LIBOR plus 6.26% (9.04% at December
31, 1996) until May 2003. Thereafter, the interest rate increases to 50% of six-month LIBOR plus 7.26%, until the note matures in June 2023. At December 31, 1996, the outstanding balance on this note is $1,625,500 (the Partnership's share is $422,600).

The combined condensed financial position and results of operations of the joint ventures (including Rancho Margate and Winter Haven since their purchase) follow:


Financial Position
------------------
                                                        December 31, 1996
                                                        -----------------
Property held for investment, net                          $13,711,100
Cash                                                            37,000
Other assets                                                   223,100
                                                           -----------

      Total assets                                         $13,971,200
                                                           ===========

Mortgage notes payable                                     $ 6,873,600
Accounts payable                                                14,100
Other liabilities                                               95,300
                                                           -----------
     Total liabilities                                       6,983,000

Partners' equity                                             6,988,200
                                                           -----------

                                                           $13,971,200
                                                           ===========

                                        For the Year Ended December 31,
                                        -------------------------------
Results of Operations                         1996             1995
                                        ---------------- --------------
Property revenues                          $2,319,600       $1,016,600
                                        ---------------- --------------

Expenses:
  Property operating                        1,056,000          483,300
  Interest                                    628,800          173,000
  Depreciation                                379,100          175,700
                                        ---------------- --------------

                                            2,063,900          832,000
                                        ---------------- --------------
Net income                                 $  255,700       $  184,600
                                        ================ ==============

NOTE 5:  MORTGAGE NOTE PAYABLE
         ---------------------

In September 1995, the Partnership obtained a $1,097,000 mortgage loan collateralized by the Lakeside and Plantation Estates communities. The loan is payable in monthly interest only installments bearing interest at 90-day LIBOR plus 2.95% (8.47% at December 31, 1996) and is due in September 2002.

NOTE 6.  NOTE RECEIVABLE FROM GENERAL PARTNERS
         -------------------------------------

At the close of the offering in September 1988, the General Partners purchased 1,000 limited partnership units with a $100,000 promissory note. The unit subscription note bears interest at prime and is due in September 1997. The note receivable is accounted for as a reduction of Limited Partners' equity. Interest receivable at December 31, 1996 was $12,600 and is included in other assets on the balance sheet.

NOTE 7.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to the Limited Partners for the years ended December 31, 1996 and 1995 follows:


                                1996                           1995
                        ---------------------        -----------------------
                                       Per                             Per
                          Amount       Unit            Amount          Unit
                        ----------   --------        ---------      ---------
Net income
- Limited Partners      $            $                $  81,000        $0.33
Return of capital        200,000        0.83             69,000         0.29
                       -----------  ---------        -----------     --------

                        $200,000     $  0.83          $ 150,000        $0.62
                       ===========  =========        ===========     =========

NOTE 8.  INCOME TAXES
         ------------

Certain transactions of the Partnership are reported in different periods for financial and tax reporting purposes. A reconciliation between amounts reported for financial statement and federal tax return purposes as of December 31, 1996 and 1995 and for the years then ended follows:


                           December 31, 1996               December 31, 1995
                        -------------------------       -------------------------
                                        Partners'        Net            Partners'
                        Net (Loss)       Equity         Income           Equity
                        ---------       ---------       ------          ---------
Per financial
   statements           $(23,600)       $4,352,700      $ 81,800        $4,585,400
Syndication costs                        2,562,300                       2,562,300
Note receivable                            100,000                         100,000
Gain on sale of
   property held for
   investment             (7,300)          697,800                         705,100
Depreciation             (10,100)         (952,900)      (15,000)         (942,800)
Other                    (42,500)          (37,400)       (6,400)            5,100
                        --------        ----------      --------        ----------

Per Partnership
   tax return           $(83,500)       $6,722,500      $ 60,400        $7,015,100
                        ========        ==========      ========        ==========

NOTE 9.  FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

The carrying amounts of cash and cash equivalents, note receivable from General Partners, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of the financial instruments. The mortgage note payable bears interest at a variable rate indexed to LIBOR; therefore, the General Partners believe the carrying value of the note approximates fair value.

NOTE 10.  SUBSEQUENT EVENT
          ----------------

In February 1997, the Partnership purchased a 9% interest in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated entities. The Partnership's cost of its equity interest in the communities was $207,000. In connection with the purchase, the joint venture obtained a $3,040,000 loan, collateralized by the communities. The Partnership's share of this loan is $273,600. The loan initially bears interest at 8.375%. In March 2000 and March 2003, the interest rate adjusts to the yield on the 3-year Treasury Note plus 2.2%. The loan is due in March 2006.

NOTE 11.  RESTATEMENT OF PARTNERS' EQUITY
          -------------------------------

Pursuant to the Partnership Agreement, net profits from the sale of Partnership properties should be allocated first to each partner with a negative capital account balance in an amount equal to the amount of the negative capital account of each partner. Subsequent to the issuance of the 1995 financial statements, the General Partners determined that the financial statements did not properly reflect the income allocation provisions of the Partnership Agreement. Accordingly, partners' equity at December 31, 1994 has been restated from the amounts previously reported to properly allocate net profits from the sale of Partnership properties among the partners in accordance with the provisions of the Partnership Agreement. The effect of this restatement on the Partnership's financial statements is summarized below:


                                As Previously
                                Reported                As Restated
                                -------------           -----------
Equity Balance
--------------
General Partners                $ (170,700)             $   26,700
Limited Partners                $4,840,800              $4,643,400

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

The executive officers of Windsor and Wincorp do not receive direct compensation from the Partnership in these capacities and are only required to spend such time on the Partnership's affairs as is deemed necessary. Substantial amounts of these officers' time is expected to be spent on matters unrelated to the Partnership, particularly after the completion of its offering and acquisition stages.

The names, ages, and nature of the positions held by the directors and executive officers of Wincorp follow:


        Name                    Age             Office
        ----                    ---             ------------------------------

        John A. Coseo, Jr.      58              Chairman of the Board and Chief
                                                Executive Officer
        Patricia A. Coseo       55              Secretary and Director

A brief background of the directors and executive officers follows.

John A. Coseo, Jr. (58) was the founder of Windsor in 1974 and has been actively involved in all facets of the manufactured housing business since that time. From 1979 to the present, Mr. Coseo has acted as general partner or advisor in the acquisition and management of 56 manufactured home communities throughout the United States. Mr. Coseo is the Chairman and chief executive officer of Wincorp. Mr. Coseo is a general partner of seven limited partnerships which have registered their securities under the Securities and Exchange Act of 1934. Mr. Coseo is also Chairman, chief executive officer, and a trustee of Wincorp's first sponsored real estate investment trust, Windsor Real Estate Investment Trust 8. Mr. Coseo is the husband of Patricia A. Coseo.

Patricia A. Coseo (55) is and has been the Secretary and a Director of Windsor and Wincorp for the past ten years. She is involved in corporate planning and development, and is the spouse of John A. Coseo, Jr.

Item 10.  EXECUTIVE COMPENSATION
          ----------------------

The Partnership has not paid and does not propose to pay any remuneration or retirement benefits to the directors or executive officers of The Windsor Corporation. Refer to Item 12 (Certain Relationships and Related Transactions) for cash distributions and expense reimbursements paid to The Windsor Corporation by the Partnership.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners

        No person is known by the Partnership to be the beneficial owner of more than 5% of the limited partnership units.

(b)  Security Ownership of Management

        The following table presents certain information regarding the number of units owned, directly or indirectly, by (i) each General Partner and
        (ii) all General Partners as a group as of December 31, 1996:


                                                Amount and Nature of Percent of Class
Title of Class          Beneficial Owner        Beneficial Ownership
--------------          ----------------        -------------------------------------
Units of Limited        John A. Coseo, Jr.,
Partnership Interest    a General Partner                  39           .016%

Units of Limited        The Windsor
Partnership Interest    Corporation,                    1,000           .416%
                        a General Partner               -----           -----

Units of Limited        All General Partner
Partnership Interest    as a group                      1,039           .432%
                                                        =====           =====

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The following table reflects all compensation paid to the General Partners during the years ended December 31, 1996 and 1995.


Form of Compensation and Entity Receiving                1996            1995
-----------------------------------------                ----            ----
Expense reimbursement - The Windsor Corporation         $58,200         $56,500
Cash distributions - The Windsor Corporation            $ 2,000         $ 1,500

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

        (a)     Exhibits and Index of Exhibits

                (3) - Certificate and Agreement of Limited Partnership filed as Exhibit A to Registration Statement No. 33-15878 and incorporated herein by reference.

                (27) - Financial Data Schedule

        (b)     Reports on Form 8-K

                There were no reports on Form 8-K filed during the last quarter of the period covered by this Form 10-KSB.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March, 1997.


                WINDSOR PARK PROPERTIES 5
                A California Limited Partnership

                By: /s/ John A. Coseo, Jr.
                    ----------------------
                    JOHN A. COSEO, JR.
                    Individual General Partner


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                  Title                            Date
---------                                  -----                            ----
/s/ John A. Coseo, Jr.      General Partner and Chairman of the         March 26, 1997
----------------------      Board of The Windsor Corporation
JOHN A. COSEO, JR.          (Principal Executive Office of The
                            Windsor Corporation)

/s/ Patricia A. Coseo       Director of The Windsor Corporation         March 26, 1997
---------------------
PATRICIA A. COSEO