Form 10QSB
period 1997-03-31
WINDSOR PARK PROPERTIES 5
filed 1997-05-13
CIK 818817

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


    For the quarterly period ended     March 31, 1997
                                    -------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



    For the transition period from ____________________ to ____________________


    Commission file number   0-16642
                             --------------------------------------------------


          WINDSOR PARK PROPERTIES 5, A CALIFORNIA LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


             California                               33-0243223
---------------------------------------   ---------------------------------
     (State or other jurisdiction         (IRS Employer Identification No.)
  of incorporation or organization)


        120 W. Grand Avenue, Suite 202, Escondido, California     92025
--------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (619) 746-2411
--------------------------------------------------------------------------------
                          (Issuer's telephone number)



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



          SIGNATURE

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                            March 31, 1997
                                          -----------------
ASSETS
------
Property held for investment:
  Land                                       $    1,507,800
  Buildings and improvements                      2,053,500
  Fixtures and equipment                             34,300
                                          -----------------

                                                  3,595,600
Less accumulated depreciation                      (882,600)
                                          -----------------

                                                  2,713,000

Investments in joint ventures                     2,330,700
Cash and cash equivalents                           280,000
Deferred financing costs                             49,600
Other assets                                         50,100
                                          -----------------

                                             $    5,423,400
                                          =================


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Mortgage note payable                      $    1,097,000
  Accounts payable                                    4,000
  Accrued expenses                                   30,700
  Tenant deposits and other liabilities              33,900
                                          -----------------

                                                  1,165,600
                                          -----------------

Partners' equity:
  Limited partners                                4,234,900
  General partners                                   22,900
                                          -----------------

                                                  4,257,800
                                          -----------------

                                             $    5,423,400
                                          =================

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                                   Three Months Ended March 31,
                                                    --------------------------
                                                       1997           1996
                                                    -----------   -----------

REVENUES
--------
Rent and utilities                                  $   114,900   $   104,000
Equity in earnings of joint ventures                     26,500        23,700
Interest                                                  5,600         9,300
Other                                                     4,200         3,000
                                                    -----------   -----------

                                                        151,200       140,000
                                                    -----------   -----------

COSTS AND EXPENSES
------------------

Property operating                                       63,100        70,700
Depreciation and amortization                            26,900        26,600
Interest                                                 25,700        25,300
General and administrative:
 Related parties                                         13,500        12,500
  Other                                                  11,800        11,000
                                                    -----------   -----------

                                                        141,000       146,100
                                                    -----------   -----------

Net income (loss)                                   $    10,200   $    (6,100)
                                                    ===========   ===========

Net income (loss) - general partners                $       100   $      (100)
                                                    ===========   ===========

Net income (loss) - limited partners                $    10,100   $    (6,000)
                                                    ===========   ===========

Net income (loss) per limited partnership unit      $      0.04   $     (0.02)
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

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                    1997            1996
                                                                ------------   ------------
Cash flows from operating activities:
  Net income (loss)                                               $   10,200    $    (6,100)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                                     26,900         26,600
    Equity in earnings of joint ventures                             (26,500)       (23,700)
    Joint ventures' cash distributions                                26,500         23,700
    Amortization of deferred financing costs                           2,200          2,300
    Gain on sale of property held for investment                      (1,300)

Changes in operating assets and liabilities:
  Other assets                                                         3,100           (200)
  Accounts payable                                                   (15,900)        (5,500)
  Accrued expenses                                                     1,900          2,200
  Tenant deposits and other liabilities                               (2,600)          (500)
                                                                ------------   ------------

Net cash provided by operating activities                             24,500         18,800
                                                                ------------   ------------

Cash flows from investing activities:
  Investment in joint venture                                       (197,500)
  Joint ventures' cash distributions                                  27,300          4,100
  Proceeds from sale of property held for investment                  10,800
  Increase in property held for investment                            (3,800)        (2,300)
                                                                ------------   ------------

Net cash (used in) provided by investing activities                 (163,200)         1,800
                                                                ------------   ------------
Cash flows from financing activities:
  Cash distributions                                                (101,000)      (101,000)
  Repurchase of limited partnership units                             (4,100)        (1,300)
                                                                ------------   ------------

Net cash used in financing activities                               (105,100)      (102,300)
                                                                ------------   ------------

Net decrease in cash and cash equivalents                           (243,800)       (81,700)

Cash and cash equivalents at beginning of period                     523,800        617,800
                                                                ------------   ------------

Cash and cash equivalents at end of period                        $  280,000    $   536,100
                                                                ============   ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (none capitalized)                                   $   23,400    $    23,600
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

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at March 31, 1997 and the related statements of operations and of cash flows for the three months ended March 31, 1997 and 1996 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes.

NOTE 2.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

In February 1997, the Partnership purchased a 9% interest in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated entities. The Partnership's cost of its equity interest in the communities was $197,500. In connection with the purchase, the joint venture obtained a $3,040,000 loan, collateralized by the communities. The Partnership's share of this loan is $273,600. The loan initially bears interest at 8.375%. In March 2000 and March 2003, the interest rate adjusts to the yield on the 3-year Treasury Note plus 2.2% and the loan is due in March 2006.

The Partnership's investments in joint ventures consist of interests in five manufactured home communities at March 31, 1997. The combined condensed results of operations of the joint venture properties (including Apache East Estates and Denali Park Estates since their purchase) for the three months ended March 31, 1997 and 1996 follows:

                             1997         1996

      Property revenues    $699,000     $572,200
                          ----------   -----------
      Expenses:
      Property operating    310,600      244,000
      Interest              184,300      157,800
      Depreciation          112,600       92,900
                          ----------   -----------

                            607,500      494,700
                          ----------   -----------

      Net income           $ 91,500     $ 77,500
                          ==========   ===========


NOTE 3.  NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
         ----------------------------------------------

Net income (loss) per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income (loss) allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three months ended March 31, 1997 and 1996 was 240,545 and 241,768, respectively.

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

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $15,600 and $14,200 for such costs during the three months ended March 31, 1997 and 1996, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

Liquidation Stage
-----------------

During the Partnership's liquidation stage, the total compensation paid to all persons for the sale of investment properties is limited to competitive real estate commissions, not to exceed 6% of the contract price for the sale of the property. The General Partners may receive up to one-half of the competitive real estate commission, not to exceed 3%, if they provide a substantial amount of services in the sales effort. The General Partners' commission is subordinated to the Limited Partners receiving a 9% cumulative, non-compounded annual return (Preferred Return) on their original capital investments. No commissions were paid to the General Partners during the three months ended March 31, 1997 and 1996.

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

During both the three months ended March 31, 1997 and 1996 the General Partners received cash distributions of $1,000.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the three months ended March 31, 1997 and 1996 follows:

                                  1997                            1996
                         ---------------------------------------------------

                                       Per                 Per
                           Amount      Unit      Amount    Unit
                         ----------    ----     ---------  ----
Net income
 - Limited Partners      $ 10,100      $0.04    $          $
Return of capital          89,900       0.38     100,000    0.41
                         ----------    -------  --------   --------

                         $100,000      $0.42    $100,000   $0.41
                         ==========    =======  ========   ========

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Changes in Financial Condition
------------------------------

March 31, 1997 as compared to December 31, 1996
-----------------------------------------------

The Partnership's primary sources of cash during the three months ended March 31, 1997 were from the operations of its investment properties and cash distributions from joint ventures. The primary uses of cash during the same period were for an investment in a joint venture and cash distributions to partners.

In February 1997, the Partnership purchased a 9% interest in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated entities. The Partnership's cost of its equity interest in the properties was $197,500. In connection with the purchase, the joint venture obtained a mortgage loan of $3,040,000, collateralized by the communities. The Partnership's share of the loan is $273,600. The loan initially bears interest at 8.375%. In March 2000 and March 2003, the interest rate adjusts to the yield on the 3-year Treasury Note plus 2.2% and the loan is due in March 2006.

No further investment property acquisitions are planned by the General Partners.

At March 31, 1997, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $3,402,500, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 8.7% at March 31, 1997.

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

Results of Operations
---------------------

Three months ended March 31, 1997 as compared to three months ended March 31,
-----------------------------------------------------------------------------
1996
----

The results of operations for the three months ended March 31, 1997 and 1996 are not directly comparable due to the purchase of interests in the Apache East Estates and Denali Park Estates manufactured home communities in February 1997. The Partnership realized net income of $10,200 ($0.04 per limited partnership unit) for the three months ended March 31, 1997 and incurred a net loss of $6,100 ($0.02 per limited partnership unit) for the three months ended March 31, 1996.

Rents and utilities revenues increased from $104,000 in 1996 to $114,900 in 1997. The overall occupancy of the Partnership's two wholly-owned properties increased from 74% at March 31, 1996 to 86% at March 31, 1997, primarily due to successful promotional efforts at the Plantation Estates community. Also, rent increases of $6 and $5 per month were implemented at the Lakeside and Plantation communities, respectively, effective April 1996.

Equity in earnings of joint ventures represents the Partnership's share of the net income of three manufactured home communities in 1996 and five manufactured home communities in 1997, (as mentioned previously, two joint ventures interests were acquired in February
1997). Equity in earnings of joint ventures increased from $23,700 in 1996 to $26,500 in 1997 due mainly to the purchase of two additional joint venture interests. The overall occupancy of the Partnership's five joint venture properties was 94% at March 31, 1997, compared to 98% for three joint venture properties at March 31, 1996. Recent rent increases implemented include $8 per month at Town and Country effective May 1996; and $9 and $12 per month at Winter Haven and Rancho Margate, respectively, effective January 1997.

Interest income decreased from $9,300 in 1996 to $5,600 in 1997 due mainly to lower cash balances maintained by the Partnership.

Property operating expenses decreased from $70,700 in 1996 to $63,100 in 1997. The decrease in 1997 is attributable mainly to lower promotional costs.

Interest expense increased slightly from $25,300 in 1996 to $25,700 in 1997.

General and administrative expenses increased from $23,500 in 1996 to $25,300 in 1997 due mainly to increased employee time charges from the General Partners.

                                    PART II
                                    -------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

   (a)  Exhibits and Index of Exhibits

        (27) Financial Data Schedule

   (b)  Reports on Form 8-K

        1) A Form 8-K (dated March 5, 1997) was filed with regards to the Partnership's acquisition of interests in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona.

             The item reported in this current report was Item 2 (acquisition or disposition of assets).

        2) A Form 8-K/A (dated April 28, 1997) was filed with regards to the Partnership's acquisition of interests in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona.

             The items reported in this current report were Item 2 (acquisition or disposition of assets) and Item 7 (financial statements, proforma financial information and exhibits).

             A summary of the financial information included in the report follows:

             a) Financial Statements and Proforma Financial Information of Apache East Estates and Denali Park Estates Manufactured Home Communities.

             b)   Proforma Financial Information of Windsor Park Properties 5.

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


                       WINDSOR PARK PROPERTIES 5,
                       A California Limited Partnership
                       ---------------------------------
                                 (Registrant)

                       By:  The Windsor Corporation, a California corporation



                       By  /s/ JOHN A. COSEO, JR.
                          -----------------------------------------------------
                          JOHN A. COSEO, JR.
                          Chief Financial Officer
                          (Principal Accounting Officer)


Date:  May 12, 1997