Form 10QSB
period 1997-06-30
WINDSOR PARK PROPERTIES 5
filed 1997-08-12
CIK 818817

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


    For the quarterly period ended      June 30, 1997
                                    -----------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



     For the transition period from ________________ to _________________


       Commission file number   0-16642
                             -----------


          WINDSOR PARK PROPERTIES 5, A CALIFORNIA LIMITED PARTNERSHIP
   ------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            California                                33-0243223
--------------------------------          ---------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

         120 W. Grand Avenue, Suite 202, Escondido, California  92025
   ------------------------------------------------------------------------
                    (Address of principal executive offices)


                                (760) 746-2411
   ------------------------------------------------------------------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (x)     No (_)
     ----       ----

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

         SIGNATURE

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                             June 30, 1997
                                             -------------
ASSETS
------

Property held for investment:
  Land                                       $   1,507,800
  Buildings and improvements                     2,056,900
  Fixtures and equipment                            34,300
                                             -------------

                                                 3,599,000
Less accumulated depreciation                     (909,700)
                                             -------------

                                                 2,689,300

Investments in joint ventures                    2,332,100
Cash and cash equivalents                          303,500
Deferred financing costs                            47,300
Other assets                                        45,500
                                             -------------

                                             $   5,417,700
                                             =============


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Mortgage note payable                      $   1,097,000
  Accounts payable                                   2,700
  Accrued expenses                                  34,800
  Tenant deposits and other liabilities             32,600
                                             -------------

                                                 1,167,100
                                             -------------

Partners' equity:
  Limited partners                               4,227,700
  General partners                                  22,900
                                             -------------

                                                 4,250,600
                                             -------------

                                             $   5,417,700
                                             =============


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                           Three Months Ended June 30,
                                           ---------------------------

                                               1997           1996
                                           -----------     -----------
REVENUES
--------
Rent and utilities                         $   116,600     $   107,100
Equity in earnings of joint ventures            19,700          22,700
Interest                                         6,200           8,400
Other                                            3,400           3,100
                                           -----------     -----------

                                               145,900         141,300
                                           -----------     -----------

COSTS AND EXPENSES
------------------

Property operating                              67,500          66,900
Depreciation and amortization                   27,100          26,600
Interest                                        26,300          25,400
General and administrative:
  Related parties                               14,000          11,800
  Other                                         11,500          12,700
                                           -----------     -----------

                                               146,400         143,400
                                           -----------     -----------

Net loss                                   $      (500)    $    (2,100)
                                           ===========     ===========

Net loss - general partners                $        --     $        --
                                           ===========     ===========

Net loss - limited partners                $      (500)    $    (2,100)
                                           ===========     ===========

Net loss per limited partnership unit      $      0.00     $     (0.01)
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

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                                    Six Months Ended June 30,
                                                    -------------------------
                                                       1997           1996
                                                    -----------   -----------
REVENUES
--------

Rent and utilities                                  $   231,500   $   211,100
Equity in earnings of joint ventures                     46,200        46,400
Interest                                                 11,800        17,700
Other                                                     7,600         6,100
                                                    -----------   -----------

                                                        297,100       281,300
                                                    -----------   -----------

COSTS AND EXPENSES
------------------

Property operating                                      130,600       137,600
Depreciation and amortization                            54,000        53,200
Interest                                                 52,000        50,700
General and administrative:
  Related parties                                        27,500        24,300
  Other                                                  23,300        23,700
                                                    -----------   -----------

                                                        287,400       289,500
                                                    -----------   -----------

Net income (loss)                                   $     9,700   $    (8,200)
                                                    ===========   ===========

Net income (loss) - general partners                $       100   $      (100)
                                                    ===========   ===========

Net income (loss) - limited partners                $     9,600   $    (8,100)
                                                    ===========   ===========

Net income (loss) per limited partnership unit      $      0.04   $     (0.03)
                                                    ===========   ===========


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           -------------------------
                                  (unaudited)

                                                                 Six Months Ended June 30,
                                                                 -------------------------
                                                                     1997          1996
                                                                 -----------   -----------
Cash flows from operating activities:
  Net income (loss)                                              $     9,700   $    (8,200)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                                     54,000        53,200
    Equity in earnings of joint ventures                             (46,200)      (46,400)
    Joint ventures' cash distributions                                46,200        46,400
    Amortization of deferred financing costs                           4,500         4,600
    Loss on sale of property held for investment                       5,300

    Changes in operating assets and liabilities:
      Other assets                                                       600          (600)
      Accounts payable                                               (17,200)       (5,400)
      Accrued expenses                                                 6,000         4,800
      Tenant deposits and other liabilities                           (3,900)       (1,200)
                                                                 -----------   -----------

Net cash provided by operating activities                             59,000        47,200
                                                                 -----------   -----------
Cash flows from investing activities:
  Investment in joint venture                                       (197,500)
  Joint ventures' cash distributions                                  25,900        13,300
  Proceeds from sale of property held for investment                  10,800
  Increase in property held for investment                            (6,700)       (2,300)
                                                                 -----------   -----------

Net cash (used in) provided by investing activities                 (167,500)       11,000
                                                                 -----------   -----------

Cash flows from financing activities:
  Cash distributions                                                (101,000)     (101,000)
  Repurchase of limited partnership units                            (10,800)       (2,400)
                                                                 -----------   -----------

Net cash used in financing activities                               (111,800)     (103,400)
                                                                 -----------   -----------

Net decrease in cash and cash equivalents                           (220,300)      (45,200)

Cash and cash equivalents at beginning of period                     523,800       617,800
                                                                 -----------   -----------

Cash and cash equivalents at end of period                       $   303,500   $   572,600
                                                                 ===========   ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (none capitalized)                                  $    47,200   $    46,600
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

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at June 30, 1997 and the related statements of operations for the three and six months ended June 30, 1997 and 1996 and the statements of cash flows for the six months ended June 30, 1997 and 1996 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

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

The Partnership's investments in joint ventures consist of interests in five manufactured home communities at June 30, 1997. The combined condensed results of operations of the joint venture properties (including Apache East Estates and Denali Park Estates since their purchase) for the six months ended June 30, 1997 and 1996 follows:

                                1997            1996
                           -------------   -------------

      Property revenues    $   1,443,600   $   1,147,500
                           -------------   -------------
      Expenses:
       Property operating        659,600         493,600
       Interest                  408,100         314,900
       Depreciation              258,600         187,000
                           -------------   -------------

                               1,326,300         995,500
                           -------------   -------------

      Net income           $     117,300   $     152,000
                           =============   =============


NOTE 3.  NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
         ----------------------------------------------

Net income (loss) per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income (loss) allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and six months ended June 30, 1997 was 239,846 and 240,192, respectively; and 241,525 and 241,694 for the three and six months ended June 30, 1996, respectively.

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

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time incurred on the Partnership's behalf. The Partnership was charged $16,300 and $13,900 for such costs during the three months ended June 30, 1997 and 1996, respectively; and $31,900 and $28,100 during the six months ended June 30, 1997 and 1996, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

Liquidation Stage
-----------------

During the Partnership's liquidation stage, the total compensation paid to all persons for the sale of investment properties is limited to competitive real estate commissions, not to exceed 6% of the contract price for the sale of the property. The General Partners may receive up to one-half of the competitive real estate commission, not to exceed 3%, if they provide a substantial amount of services in the sales effort. The General Partners' commission is subordinated to the Limited Partners receiving a 9% cumulative, non-compounded annual return (Preferred Return) on their original capital investments. No commissions were paid to the General Partners during the three and six months ended June 30, 1997 and 1996.

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

The General Partners received cash distributions of $1,000 during both the six months ended June 30, 1997 and 1996. The General Partners received no cash distributions during the three months ended June 30, 1997 and 1996.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the six months ended June 30, 1997 and 1996 follows:

                                  1997                     1996
                         ----------------------    ---------------------
                                          Per                     Per
                           Amount         Unit       Amount       Unit
                         -----------      ----     ----------     ----

Net income
 - limited partners       $    9,600    $  0.04    $             $
Return of capital             90,400       0.38       100,000       0.41
                          ----------    -------    ----------    -------

                          $  100,000    $  0.42    $  100,000    $  0.41
                          ==========    =======    ==========    =======

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Changes in Financial Condition
------------------------------

June 30, 1997 as compared to December 31, 1996
----------------------------------------------

The Partnership's primary sources of cash during the six months ended June 30, 1997 were from the operations of its investment properties and cash distributions from joint ventures. The primary uses of cash during the same period were for an investment in a joint venture and cash distributions to partners.

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

At June 30, 1997, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $3,399,300, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 8.9% at June 30, 1997.

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

Results of Operations
---------------------

Six months ended June 30, 1997 as compared to six months ended June 30, 1996
----------------------------------------------------------------------------

The results of operations for the six months ended June 30, 1997 and 1996 are not directly comparable due to the purchase of interests in the Apache East Estates and Denali Park Estates manufactured home communities in February 1997. The Partnership realized net income of $9,700 ($0.04 per limited partnership unit) for the six months ended June 30, 1997 and incurred a net loss of $8,200 ($0.03 per limited partnership unit) for the six months ended June 30, 1996.

Rent and utilities revenues increased from $211,100 in 1996 to $231,500 in 1997. The overall occupancy of the Partnership's two wholly-owned properties increased from 80% at June 30, 1996 to 86% at June 30, 1997. In addition, rent increases of $6 and $5 per month were implemented at the Lakeside and Plantation communities, respectively, effective April 1997.

Equity in earnings of joint ventures represents the Partnership's share of the net income of five manufactured home communities in 1997 and three manufactured home communities in 1996, (as mentioned previously, two joint venture interests were acquired in February 1997). Equity in earnings of joint ventures decreased from $46,400 in 1996 to $46,200 in 1997. As projected, the Apache East Estates and Denali Park Estates communities have incurred book losses since their acquisition, resulting in lower equity in earnings of joint ventures in 1997. However, after adding back noncash depreciation expense, these properties are generating cash flow to the Partnership as expected. The overall occupancy of the Partnership's five joint venture properties was 92% at June 30, 1997, compared to 97% for three joint venture properties at June 30, 1996. Recent rent increases implemented include $8 per month at Town and Country effective May 1996; and $9 and $12 per month at Winter Haven and Rancho Margate, respectively, effective January 1997.

Interest income decreased from $17,700 in 1996 to $11,800 in 1997 due mainly to lower cash balances maintained by the Partnership.

Property operating expenses decreased from $137,600 in 1996 to $130,600 in 1997. The decrease is attributable mainly to lower promotional expenses.

Interest expense increased from $50,700 in 1996 to $52,000 in 1997, due to slightly higher interest rates.

General and administrative expense increased from $48,000 in 1996 to $50,800 in 1997, due mainly to increased employee time charges from the General Partners resulting from the addition of new investment properties to the portfolio.

Three months ended June 30, 1997 as compared to three months ended June 30, 1996
--------------------------------------------------------------------------------

The results of operations for the three months ended June 30, 1997 and 1996 are not directly comparable due to the purchase of interests in the Apache East Estates and Denali Park Estates manufactured home communities in February 1997, as discussed previously. The Partnership incurred net losses of $500 and $2,100 for the three months ended June 30, 1997 and 1996, respectively. The net loss per common share was $0.00 in 1997 compared to $0.01 in 1996.

Equity in earnings of joint ventures represents the Partnership's share of the net income of five manufactured home communities in 1997 and three manufactured home communities in 1996, (as mentioned previously, two joint venture interests were acquired in February 1997). Equity in earnings of joint ventures decreased from $22,700 in 1996 to $19,700 in 1997, for the reasons discussed previously.

Interest income decreased from $8,400 in 1996 to $6,200 in 1997 due mainly to lower cash balances maintained by the Partnership.

Property operating expenses increased slightly from $66,900 in 1996 to $67,500 in 1997.

Interest expense increased from $25,400 in 1996 to $26,300 in 1997, due to slightly higher interest rates.

General and administrative expense increased from $24,500 in 1996 to $25,500 in 1997, due mainly to increased employee time charges from the General Partners resulting from the addition of new investment properties to the portfolio.

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


Date:  August 11, 1997