Form 10QSB
period 1997-09-30
WINDSOR PARK PROPERTIES 5
filed 1997-11-14
CIK 818817

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549


                                 FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


        For the quarterly period ended September 30, 1997
                                       ------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


        For the transition period from _______________ to _______________


          Commission file number 0-16642
                                 -------


          WINDSOR PARK PROPERTIES 5, A CALIFORNIA LIMITED PARTNERSHIP
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


             California                                33-0243223
  -------------------------------          ---------------------------------
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)

               6430 S. Quebec Street, Englewood, Colorado  80111
               -------------------------------------------------
                   (Address of principal executive offices)


                                (303) 741-3707
                          ---------------------------
                          (Issuer's telephone number)


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


          SIGNATURE

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                       (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)


                                                           September 30, 1997
                                                          --------------------
ASSETS
------

Property held for investment:
  Land                                                         $1,507,800
  Buildings and improvements                                    2,062,300
  Fixtures and equipment                                           34,400
                                                               ----------

                                                                3,604,500
Less accumulated depreciation                                    (936,800)
                                                               ----------

                                                                2,667,700

Investments in joint ventures                                   2,299,400
Cash and cash equivalents                                         260,600
Deferred financing costs                                           45,000
Other assets                                                       46,200
                                                               ----------

                                                               $5,318,900
                                                               ==========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Liabilities:
  Mortgage note payable                                        $1,097,000
  Accounts payable                                                  4,300
  Accrued expenses                                                 49,000
  Tenant deposits and other liabilities                            32,000
                                                               ----------

                                                                1,182,300
                                                               ----------
Partners' equity:
  Limited partners                                              4,114,800
  General partners                                                 21,800
                                                               ----------

                                                                4,136,600
                                                               ----------

                                                               $5,318,900
                                                               ==========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)


                                               Three Months Ended September 30,
                                              ----------------------------------

                                                    1997              1996
                                              ----------------  ----------------

REVENUES
--------

Rent and utilities                                $117,200          $111,900
Equity in earnings of joint ventures                 1,800            23,000
Interest                                             4,700             8,600
Other                                                2,200             3,900
                                                  --------          --------

                                                   125,900           147,400
                                                  --------          --------

COSTS AND EXPENSES
------------------

Property operating                                  61,000            80,300
Depreciation and amortization                       26,200            26,800
Interest                                            27,100            25,800
General and administrative:
  Related parties                                   12,800            12,100
  Other                                              8,000             7,900
                                                  --------          --------

                                                   135,100           152,900
                                                  --------          --------

Net loss                                          $ (9,200)         $ (5,500)
                                                  ========          ========

Net loss - general partners                       $     --          $     --
                                                  ========          ========

Net loss - limited partners                       $ (9,200)         $ (5,500)
                                                  ========          ========

Net loss per limited partnership unit             $   0.04          $  (0.03)
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

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)


                                               Nine Months Ended September 30,
                                              ---------------------------------

                                                    1997             1996
                                              ---------------  ----------------

REVENUES
--------

Rent and utilities                               $348,600          $323,300
Equity in earnings of joint ventures               48,000            69,400
Interest                                           16,500            26,300
Other                                               9,900            10,000
                                                 --------          --------

                                                  423,000           428,700
                                                 --------          --------

COSTS AND EXPENSES
------------------

Property operating                                191,600           217,900
Depreciation and amortization                      78,200            80,000
Interest                                           81,000            76,500
General and administrative:
  Related parties                                  40,400            36,400
  Other                                            31,400            31,600
                                                 --------          --------

                                                  422,600           442,400
                                                 --------          --------

Net income (loss)                                $    400          $(13,700)
                                                 ========          ========

Net income (loss) - general partners             $     --          $   (100)
                                                 ========          ========

Net income (loss) - limited partners             $    400          $(13,600)
                                                 ========          ========

Net income (loss) per limited partnership unit   $   0.00          $  (0.06)
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

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      1997            1996
                                                 --------------  ---------------
Cash flows from operating activities:
  Net income (loss)                                $     400        $ (13,700)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization                     78,200           80,000
    Equity in earnings of joint ventures             (48,000)         (69,400)
    Joint ventures' cash distributions                48,000           69,400
    Amortization of deferred financing costs           6,800            6,800
    Loss on sale of property held for investment       5,300

    Changes in operating assets and liabilities:
      Other assets                                      (100)          (4,600)
      Accounts payable                               (15,600)          (2,400)
      Accrued expenses                                20,200           17,800
      Tenant deposits and other liabilities           (4,500)            (800)
                                                   ---------        ---------

Net cash provided by operating activities             90,700           83,100
                                                   ---------        ---------
Cash flows from investing activities:
  Investment in joint venture                       (197,500)
  Joint ventures' cash distributions                  58,600           17,600
  Proceeds from sale of property held for
   investment                                         10,800
  Increase in property held for investment            (9,100)          (4,700)
                                                   ---------        ---------

Net cash (used in) provided by investing
 activities                                         (137,400)          12,900
                                                   ---------        ---------
Cash flows from financing activities:
  Cash distributions                                (202,000)        (202,000)
  Repurchase of limited partnership units            (14,500)          (5,300)
                                                   ---------        ---------

Net cash used in financing activities               (216,500)        (207,300)
                                                   ---------        ---------

Net decrease in cash and cash equivalents           (263,200)        (111,300)

Cash and cash equivalents at beginning of period     523,800          617,800
                                                   ---------        ---------

Cash and cash equivalents at end of period         $ 260,600        $ 506,500
                                                   =========        =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (none capitalized)                    $  74,000        $  70,100
                                                   =========        =========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at September 30, 1997 and the related statements of operations for the three and Nine months ended September 30, 1997 and 1996 and the statements of cash flows for the Nine months ended September 30, 1997 and 1996 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

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

The Partnership's investments in joint ventures consist of interests in five manufactured home communities at September 30, 1997. The combined condensed results of operations of the joint venture properties (including Apache East Estates and Denali Park Estates since their purchase) for the Nine months ended September 30, 1997 and 1996 follows:

                                                    1997         1996
                                                 ----------   ----------

    Property revenues                            $2,184,605   $1,722,400
                                                 ----------   ----------
    Expenses:
      Property operating                          1,032,430      744,700
      Interest                                      632,643      472,000
      Depreciation                                  404,688      282,300
                                                 ----------   ----------

                                                  2,069,761    1,499,000
                                                 ----------   ----------

    Net income                                   $  114,844   $  223,400
                                                 ==========   ==========


NOTE 3.  NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
         ----------------------------------------------

Net income (loss) per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income (loss) allocated to the

Limited Partners. The weighted average number of limited partnership units outstanding during the three and Nine months ended September 30, 1997 was 240,116 and 241,380, respectively; and 241,232 and 241,507 for the three and nine months ended September 30, 1996, respectively.

NOTE 4.  RELATED PARTY TRANSACTIONS
         --------------------------

The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr. (In September, 1997, Chateau Communities, Inc. Acquired 100% of the shares of the Windsor Corporation.)

The General Partners are entitled to receive from the Partnership various fees and compensation which are summarized as follows:

Operational Stage
-----------------

The net profits, losses and cash distributions of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the General Partners.

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time incurred on the Partnership's behalf. The Partnership was charged $14,200 and $13,800 for such costs during the three months ended September 30, 1997 and 1996, respectively; and $46,100 and $41,900 during the Nine months ended September 30, 1997 and 1996, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

Liquidation Stage
-----------------

During the Partnership's liquidation stage, the total compensation paid to all persons for the sale of investment properties is limited to competitive real estate commissions, not to exceed 6% of the contract price for the sale of the property. The General Partners may receive up to one-half of the competitive real estate commission, not to exceed 3%, if they provide a substantial amount of services in the sales effort. The General Partners' commission is subordinated to the Limited Partners receiving a 9% cumulative, non-compounded annual return (Preferred Return) on their original capital investments. No commissions were paid to the General Partners during the three and Nine months ended September 30, 1997 and 1996.

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

The General Partners received cash distributions of $2,000 during both the Nine months ended September 30, 1997 and 1996. The General Partners received $1,000 during both the three months ended September 30, 1997 and 1996.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the Nine months ended September 30, 1997 and 1996 follows:



                                          1997                     1996
                                 ----------------------   ----------------------

                                                 Per                      Per
                                    Amount       Unit        Amount       Unit
                                 ------------  --------   ------------  --------

Net income - limited partners      $    400     $0.00       $            $
Return of capital                   199,600      0.83        200,000      0.83
                                   --------     -----       --------     -----

                                   $200,000     $0.83       $200,000     $0.83
                                   ========     =====       ========     =====

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Changes in Financial Condition
------------------------------

September 30, 1997 as compared to December 31, 1996
---------------------------------------------------

The Partnership's primary sources of cash during the Nine months ended September 30, 1997 were from the operations of its investment properties and cash distributions from joint ventures. The primary uses of cash during the same period were for an investment in a joint venture and cash distributions to partners.

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

At September 30, 1997, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $3,399,300, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 8.9% at September 30, 1997.

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

Results of Operations
---------------------

Nine months ended September 30, 1997 as compared to Nine months ended September
-------------------------------------------------------------------------------
30, 1996
--------

The results of operations for the Nine months ended September 30, 1997 and 1996 are not directly comparable due to the purchase of interests in the Apache East Estates and Denali Park Estates manufactured home communities in February 1997. The Partnership realized net income of $23,600 ($0.10 per limited partnership unit) for the Nine months ended September 30, 1997 and incurred a net loss of $13,700 ($0.06 per limited partnership unit) for the Nine months ended September 30, 1996.

Rent and utilities revenues increased from $323,300 in 1996 to $348,600 in 1997. The overall occupancy of the Partnership's two wholly-owned properties decreased from 85% at September 30, 1996 to 81% at September 30, 1997. In addition, rent increases of $6 and $5 per month were implemented at the Lakeside and Plantation communities, respectively, effective April 1997.

Equity in earnings of joint ventures represents the Partnership's share of the net income of five manufactured home communities in 1997 and three manufactured home communities in 1996, (as mentioned previously, two joint venture interests were acquired in February 1997). Equity in earnings of joint ventures decreased from $69,400 in 1996 to $48,000 in 1997. As projected, the Apache East Estates and Denali Park Estates communities have incurred book losses since their acquisition, resulting in lower equity in earnings of joint ventures in 1997. However, after adding back noncash depreciation expense, these properties are generating cash flow to the Partnership as expected. The overall occupancy of the Partnership's five joint venture properties was 92% at September 30, 1997, compared to 97% for three joint venture properties at September 30, 1996.
Recent rent increases implemented include $8 per month at Town and Country effective May 1996; and $9 and $12 per month at Winter Haven and Rancho Margate, respectively, effective January 1997.

Interest income decreased from $26,300 in 1996 to $16,500 in 1997 due mainly to lower cash balances maintained by the Partnership.

Property operating expenses decreased from $217,900 in 1996 to $191,600 in 1997. The decrease is attributable mainly to lower promotional expenses.

Interest expense increased from $76,500 in 1996 to $81,000 in 1997, due to slightly higher interest rates.

General and administrative expense increased from $68,000 in 1996 to $71,800 in 1997, due mainly to increased employee time charges from the General Partners resulting from the addition of new investment properties to the portfolio.

Three months ended September 30, 1997 as compared to three months ended
-----------------------------------------------------------------------
September 30, 1996
------------------

The results of operations for the three months ended September 30, 1997 and 1996 are not directly comparable due to the purchase of interests in the Apache East Estates and Denali Park Estates manufactured home communities in February 1997, as discussed previously. The Partnership incurred net loss of $9,200 and a net loss of $5,500 for the three months ended September 30, 1997 and 1996, respectively. The net income per common share was $0.04 in 1997 compared to a net loss of $0.03 in 1996.

Equity in earnings of joint ventures represents the Partnership's share of the net income of five manufactured home communities in 1997 and three manufactured home communities in 1996, (as mentioned previously, two joint venture interests were acquired in February 1997). Equity in earnings of joint ventures decreased from $23,000 in 1996 to $1,800 in 1997, for the reasons discussed previously.

Interest income decreased from $8,600 in 1996 to $4,700 in 1997 due mainly to lower cash balances maintained by the Partnership.

Property operating expenses decreased slightly from $80,300 in 1996 to $61,000 in 1997.

Interest expense increased from $25,800 in 1996 to $27,100 in 1997, due to slightly higher interest rates.

General and administrative expense increased from $18,000 in 1996 to $18,800 in 1997, due mainly to increased employee time charges from the General Partners resulting from the addition of new investment properties to the portfolio.

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


                          WINDSOR PARK PROPERTIES 5,
                          A California Limited Partnership
                          ---------------------------------
                                     (Registrant)

                          By:  The Windsor Corporation, a California corporation

                          By  Steven G. Waite
                              ---------------------------------
                              STEVEN G. WAITE
                              President


Date:  November 14, 1997