Form 10KSB40
period 1997-12-31
WINDSOR PARK PROPERTIES 5
filed 1998-03-31
CIK 818817

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from           TO
                                -------     -------

Commission file number 0-16642

                 WINDSOR PARK PROPERTIES 5, A CALIFORNIA LIMITED
                 -----------------------------------------------
        PARTNERSHIP (Exact name of small business issuer in its charter)

          California                                  33-0243223
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

               6430 South Quebec Street, Englewood, Colorado 80111
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number:   (303) 741-3707

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

         State issuer's revenues for its most recent fiscal year:  $571,600

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS

                                     PART I

                                                                                   Page
                                                                                   ----
Item 1.    Description of Business                                                  3

Item 2.    Description of Properties                                                5

Item 3.    Legal Proceedings                                                        7

Item 4.    Submission of Matters to a Vote of Security Holders                      7

                                     PART II

Item 5.    Market for the Partnership's Units and Related Security
           Holder Matters                                                           7

Item 6.    Management's Discussion and Analysis                                     8

Item 7.    Financial Statements                                                    10

Item 8.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                                    24

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of The Exchange Act                       24

Item 10.   Executive Compensation                                                  25

Item 11.   Security Ownership of Certain Beneficial Owners and Management          25

Item 12.   Certain Relationships and Related Transactions                          26

Item 13.   Exhibits and Reports on Form 8-K                                        27

           SIGNATURES                                                              28

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

Business Development

Windsor Park Properties 5, a California Limited Partnership (the Partnership), was formed in June 1987 pursuant to the provisions of the California Uniform Limited Partnership Act. The General Partners of the Partnership are The Windsor Corporation, a California corporation ("The Windsor Corporation"), and John A. Coseo, Jr. In September, 1997, Chateau Communities, Inc. (Chateau), a publicly held real estate investment trust, purchased all of the outstanding Capital Stock of The Windsor Corporation for 101,239 Common Shares of Chateau, and $750,000 in cash. Following the purchase of The Windsor Corporation, Chateau appointed a new Board of Directors and elected Steven G. Waite as the President of The Windsor Corporation. The Partnership term is set to expire in December 2001; however, the Partnership may either be dissolved and liquidated earlier or extended under certain circumstances. The Partnership may be extended at the recommendation of the General Partners with approval of a majority of the Limited Partners.

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

The Partnership owns interests in the following manufactured home communities at December 31, 1997:


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

The above described ownership interests where the Partnership owns less than 100% of a Property, consist of ownership interests in joint ventures or limited partnerships that own one or more manufactured home communities.

No further property financings or investment property acquisitions are planned by the General Partners.

The overall occupancy of the seven communities owned by the Partnership at December 31, 1997 was approximately 95%. The General Partners continue to maintain the properties in good condition and promote them to improve occupancy.

Business of Issuer

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

The Partnership has no employees. Partnership administrative services are provided by The Windsor Corporation, which is reimbursed for costs incurred on behalf of the Partnership. Chateau Communities, Inc. employs all of the properties' on-site personnel and is reimbursed by the Partnership for all such costs.

Item 2.  DESCRIPTION OF PROPERTIES

The Partnership owns interests in seven properties at December 31, 1997. The Partnership operates the properties as manufactured home communities, renting space to manufactured home tenants on a month-to-month basis. The properties compete for rentals with other manufactured home communities and apartments in their local markets. All properties are encumbered. It is the General Partners' opinion that the properties are in good condition and are adequately insured.


                                             Rancho         Lakeside
                                             Margate        --------       Winter Haven
                                             -------         Lithia        ------------
                                             Margate,        Springs,      Winter Haven,
Location                                     Florida         Georgia         Florida
---------------------------------------------------------------------------------------

Percentage of Ownership                             26%           100%            26%
Date Acquired                                     9/95           7/88          10/95
Acreage                                             29             31             30
Number of Spaces                                   245            103            238
Monthly Rents (1)                           $      363     $      199     $      220
Occupancy Level:
  December 31, 1997                                 96%            93%            99%
Real estate taxes                           $  144,800     $   14,100     $   35,600
Federal tax basis (3)                       $1,662,400     $1,194,900     $  794,200
Mortgage Information:
  Balance payable                           $3,663,600     $1,097,000     $1,610,300
  Interest rate                                   9.29%          8.97%          9.29%
  Amortization period                         30 years           --         30 years
  Maturity date                                   7/23           9/02           6/23
  Balance due at maturity                   $        0     $1,097,000     $        0




                                                                Town and
                                              Plantation        Country
                                               Estates          Estates       Apache East
                                               -------          -------       -----------
                                             Douglasville,      Tucson,        Phoenix,
Location                                      Georgia           Arizona        Arizona
-----------------------------------------------------------------------------------------
Percentage of Ownership                             100%             42%             9%
Date Acquired                                     12/88            1/89           2/97
Acreage                                              23              38             16
Number of Spaces                                    138             320            123
Monthly Rents (1)                           $       193      $      202     $      220
Occupancy Level:
  December 31, 1997                                  88%             96%            81%
Real estate taxes                           $    14,400      $   31,700     $   17,400
Federal tax basis (3)                       $ 1,226,800      $1,499,600     $  201,800
Mortgage Information:
  Balance payable                                    (2)     $1,550,000     $3,040,000
  Interest rate                                      (2)           8.97%          8.38%
  Amortization period                                (2)           --         24 years
  Maturity date                                      (2)           9/02           3/06
  Balance due at maturity                            (2)     $1,550,000     $2,583,200



                                              Denali
                                               Park
                                               ----
                                              Phoenix,
Location                                      Arizona
-----------------------------------------------------------------------------------------
Percentage of Ownership                             9%
Date Acquired                                    2/97
Acreage                                            33
Number of Spaces                                  162
Monthly Rents (1)                           $     202
Occupancy Level:
  December 31, 1997                                81%
Real estate taxes                           $  23,600
Federal tax basis (3)                       $ 260,400
Mortgage Information:
  Balance payable                                  (4)
  Interest rate                                    (4)
  Amortization period                              (4)
  Maturity date                                    (4)
  Balance due at maturity                          (4)


(1)      Average rental rates in effect on December 31, 1997.

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


                                     PART II


Item 5.  MARKET FOR THE PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS

A public market for the Partnership's units does not exist and is not likely to develop. As of December 31, 1997, there were approximately 3,140 persons holding an aggregate of 238,637 units.

Cash distributions paid to limited partners since December 31, 1995 are as follows:


                                                                 Per $1,000
                                                                 Originally
Date Paid                             Amount (1)                Invested (2)
---------                             ----------                ------------
August 1997                             $100,000                       $4.09
February 1997                           $100,000                       $4.09

August 1996                             $100,000                       $4.09
February 1996                           $100,000                       $4.09

(1)      Amounts exclude General Partner participation.

(2)      Computed based on $24,472,900 original investment.

Cash distributions paid to the General Partners since December 31, 1995 were $4,000. The General Partners expect that the Partnership will make cash distributions on a semi-annual basis in the future.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the financial statements and Notes thereto included elsewhere in this Annual Report. Certain statements in this discussion constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Liquidity and Capital Resources

The Partnership's primary sources of cash during the years ended December 31, 1997 and 1996 were from the operations of its investment properties, cash distributions from joint ventures and limited partnerships. The primary uses of cash during the same period were for investments in joint ventures and cash distributions to partners.

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

At December 31, 1997, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $3,392,800, consisting entirely of variable rate debt. The average rate of interest on this debt was 9.05% at December 31, 1997.

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

Results of Operations

The results of operations for the years ended December 31, 1997 and 1996. The Partnership realized net income of $9,200 ($0.04 per limited partnership unit) for the year ended December 31, 1997 and incurred a net loss of $23,600 ($0.10 per limited partnership unit) for the year ended December 31, 1996.


Rent and utilities revenues increased from $436,300 in 1996 to $470,700 in 1997. The overall occupancy of the Partnership's two wholly-owned properties increased from 88% at December 31, 1996 to 90% at December 31, 1997. In addition, a $6 and $5 per month rent increase was implemented at both the Lakeside and Plantation communities, respectively, effective April 1997.

Equity in earnings of joint ventures represents the Partnership's share of the net income of the Town and Country Estates, Rancho Margate and Winter Haven manufactured home communities and since their purchase in February 1997, the Apache East and Denali Park communities. Equity in earnings of joint ventures decreased from $83,100 in 1996 to $68,600 in 1997, due mainly to losses recorded at Apache East and Denali Park in 1997. The overall occupancy of the Partnership's five joint venture properties was 93% at December 31, 1997. Recent rent increases implemented include $9 and $12 per month at Winter Haven and Rancho Margate, respectively, effective January 1997.

Interest income decreased from $34,400 in 1996 to $19,900 in 1997 due mainly to lower average cash balances maintained by the Partnership.

Property operating costs decreased from $292,800 in 1996 to $266,000 in 1997. The decrease is attributable mainly to higher promotional costs in 1996. The Partnership had been offering financial incentives to prospective residents in a successful effort to improve occupancy at both the Lakeside and Plantation communities.

Interest expense remained relatively flat in 1997 from the same period in 1996.

General and administrative expense decreased slightly from $89,900 in 1996 to $83,700 in 1997.

New Accounting Standards

In 1997, the Partnership adopted SFAS No. 128, "Earnings Per Share." This accounting standard specifies new computation, presentation and disclosure requirements for earnings per share to be applied retroactively. Among other things, SFAS No. 128 requires presentation of basic and diluted earnings per share on the face of the income statement. The adoption of SFAS 128 had no effect on the per unit results reported.

Year 2000 Compliance

The Partnership is currently engaged in a review with its software vendors to ensure all systems are modified for year 2000 compliance. Since all systems are owned and maintained by third party vendors, the Partnership believes that the additional cost for compliance will not be material to future results of operations, financial condition or cash flows of the Partnership.

Item 7.  FINANCIAL STATEMENTS

The following financial statements are filed as a part of this report:


                                                                     Page
                                                                     ----
Report of Independent Accountants                                     11

Balance Sheet as of December 31, 1997                                 13

Statements of Operations for the years ended
 December 31, 1997 and 1996                                           14

Statements of Partners' Equity for the years ended
 December 31, 1997 and 1996                                           15

Statements of Cash Flows for the years ended
 December 31, 1997 and 1996                                           16

Notes to Financial Statements                                         17


REPORT OF INDEPENDENT ACCOUNTANTS



The Partners
Windsor Park Properties 5
(A California Limited Partnership)
Englewood, Colorado



We have audited the accompanying balance sheet of Windsor Park Properties 5, a California Limited Partnership, (the Partnership) as of December 31, 1997 and the related statements of operations, partners' equity and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Park Properties 5 as of December 31, 1997 and the results of its operations and its cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

Coopers & Lybrand L.L.P.

Denver, Colorado
March 30, 1998

INDEPENDENT AUDITORS' REPORT



The Partners
Windsor Park Properties 5
(A California Limited Partnership)
Escondido, California



We have audited the accompanying statements of operations, partners' equity and cash flows of Windsor Park Properties 5 (the Partnership) for the year ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations of Windsor Park Properties 5 and its cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

Costa Mesa, California
February 28, 1997

                            WINDSOR PARK PROPERTIES 5
                       (A California Limited Partnership)
                                  BALANCE SHEET


                                                           December 31, 1997
                                                           -----------------

ASSETS

Property held for investment, net                          $       2,643,900
Investments in joint ventures and limited partnerships             2,324,500
Cash and cash equivalents                                            376,900
Deferred financing costs, net                                         42,800
Other assets                                                          29,000
                                                           -----------------

Total Assets                                               $       5,417,100
                                                           =================

LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Mortgage note payable                                    $       1,097,000
  Accounts payable                                                     4,900
  Accrued expenses                                                    19,400
  Tenant deposits and other liabilities                               34,900
  Due to General Partners and affiliates                              21,000
                                                           -----------------

Total Liabilities                                                  1,177,200
                                                           -----------------


Partners' equity:
  Limited partners                                                 4,218,000
  General partners                                                    21,900
                                                           -----------------

                                                                   4,239,900
                                                           -----------------

Total Liabilities and Partner's Equity                     $       5,417,100
                                                           =================





                 See Accompanying Notes to Financial Statements

                            WINDSOR PARK PROPERTIES 5
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS



                                                                       For The Year Ended December 31,
                                                                       ------------------------------
                                                                            1997             1996
                                                                       -------------    -------------
REVENUES

Rent and utilities                                                     $     470,700    $     436,300
Equity in earnings of joint ventures and limited partnerships                 68,600           83,100
Interest                                                                      19,900           34,400
Other                                                                         12,400           14,200
                                                                       -------------    -------------
                                                                             571,600          568,000
                                                                       -------------    -------------

COSTS AND EXPENSES

Property operating                                                           266,000          292,800
Depreciation and amortization                                                108,100          106,800
Interest                                                                     104,600          102,100
General and administrative:
  Related parties                                                             46,600           50,800
  Other                                                                       37,100           39,100
                                                                       -------------    -------------
                                                                             562,400          591,600
                                                                       -------------    -------------
Net (loss) income                                                      $       9,200    $     (23,600)
                                                                       =============    =============
Net (loss) income - general partners                                   $         100    $        (200)
                                                                       =============    =============
Net (loss) income - limited partners                                   $       9,100    $     (23,400)
                                                                       =============    =============
Basic and dilutive earnings (loss) per limited partnership unit        $         .04    $        (.10)
                                                                       =============    =============



                 See Accompanying Notes to Financial Statements

                            WINDSOR PARK PROPERTIES 5
                       (A California Limited Partnership)
                         STATEMENTS OF PARTNERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 and 1996


                                                                   Units
                                                                Subscription
                                  General         Limited          Note
                                  Partners       Partners        Receivable     Total
                                  --------       --------        ----------     -----
Balance at
December 31, 1995                   26,000       4,659,400      (100,000)     4,585,400

Cash distributions                  (2,000)       (200,000)                    (202,000)

Net loss                              (200)        (23,400)                     (23,600)

Repurchase of limited
  partnership units                                 (7,100)                      (7,100)
                                 ---------     -----------     ---------     ----------
Balance at
December 31, 1996                   23,800       4,428,900      (100,000)     4,352,700
                                 ---------     -----------     ---------     ----------
Cash distributions                  (2,000)       (200,000)                    (202,000)

Net income                             100           9,100                        9,200

Repayment of
Subscription N/R                                                 100,000        100,000

Repurchase of limited
  partnership units                                (20,000)                     (20,000)
                                 ---------     -----------     ---------     ----------
Balance at
December 31, 1997                $  21,900     $ 4,218,000     $    --       $4,239,900
                                 =========     ===========     =========     ==========

                 See Accompanying Notes to Financial Statements

                            WINDSOR PARK PROPERTIES 5
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS

                                                                                                   For The Year Ended December 31,
                                                                                                  -------------------------------
                                                                                                       1997              1996
                                                                                                  -------------     -------------
Cash flows from operating activities:
 Net (loss) income                                                                                $       9,200     $     (23,600)
  Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Depreciation and amortization                                                                         108,100           106,800
  Equity in earnings of joint ventures and limited partnerships                                         (68,600)          (83,100)
  Joint ventures' and limited partnerships cash distributions                                            68,600            83,100
  Amortization of deferred financing costs                                                                9,000             9,100
  Loss on sale of property held for investment                                                            5,300
Changes in operating assets and liabilities:
  Other assets                                                                                           17,100            13,000
  (Decrease) increase in Accounts payable                                                               (15,000)           10,400
  Due to General Partners and affiliates                                                                 21,000
  Accrued expenses                                                                                       (9,400)           (3,400)
  (Decrease) increase in Tenant deposits and
   other liabilities                                                                                     (1,600)            1,500
                                                                                                  -------------     -------------

Net cash provided by operating activities                                                               143,700           113,800
                                                                                                  -------------     -------------

Cash flows from investing activities:
  Joint ventures' and limited partnerships cash distributions                                            61,200            27,000
  Increase in property held for investment                                                              (15,400)          (25,500)
  Investments in joint ventures and limited partnerships                                               (225,200)             --
  Proceeds from sale of property held for investment                                                     10,800              --
                                                                                                  -------------     -------------

Net cash (used in) provided by investing activities                                                    (168,600)            1,500
                                                                                                  -------------     -------------

Cash flows from financing activities:
   Cash distributions                                                                                  (202,000)         (202,000)
   Repurchase of limited partnership units                                                              (20,000)           (7,100)
   Payment of deferred financing costs                                                                     --                (200)
   Proceeds from payment of subscription receivable                                                     100,000
                                                                                                  -------------     -------------

Net cash used in financing activities                                                                  (122,000)         (209,300)
                                                                                                  -------------     -------------

Net decrease in cash and cash equivalents                                                              (146,900)          (94,000)

Cash and cash equivalents at beginning of year                                                          523,800           617,800
                                                                                                  -------------     -------------

Cash and cash equivalents at end of year                                                          $     376,900     $     523,800
                                                                                                  =============     =============
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Interest (none capitalized)                                                                     $     103,314     $      93,500
                                                                                                  =============     =============


                 See Accompanying Notes to Financial Statements

                            WINDSOR PARK PROPERTIES 5
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership

Windsor Park Properties 5, A California Limited Partnership (the Partnership), was formed in June 1987 for the purpose of acquiring and holding existing manufactured home communities for investment. The General Partners of the Partnership are The Windsor Corporation("TWC"), a California corporation, and John A. Coseo, Jr. In September 1997, Chateau Communities Inc., (Chateau), a publicly held real estate investment trust, purchased 100 percent of the shares of the Windsor Corporation.

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

The following is a summary of the Partnership's significant accounting policies:

Property Held For Investment

Property held for investment is recorded at the lower of cost or net realizable value and depreciated over various estimated useful lives (buildings and improvements - 5 to 20 years; fixtures and equipment - 3 to 5 years) using the straight-line method. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in net income. Repairs and maintenance are charged to operations as incurred.

In 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of." SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The adoption of SFAS 121 had no effect on reported results in 1996.

For the years ended December 31, 1997 and 1996, permanent impairment conditions did not exist at the Partnership's property.

Investments in Joint Ventures and Limited Partnerships

The investments in joint ventures are accounted for utilizing the equity method as the properties are subject to joint control requiring approval or mutual agreement of the investees. The investment in Limited Partnerships is also accounted for utilizing the equity method as the Limited Partners have significant rights.

Financing Costs

Financing costs are amortized to interest expense over the life of the note utilizing a method, which approximates the effective interest method.

Income Taxes

Under provisions of the Internal Revenue Code and the California Revenue and Taxation Code, partnerships are generally not subject to income taxes. The tax effect of any income or loss accrues to the individual partners.

Basic and Dilutive Earnings per Limited Partnership Unit

Basic and dilutive earnings per limited partnership unit are calculated based on the weighted average number of limited partnership units outstanding during the year and the net (loss) income allocated to the Limited Partners. Basic and dilutive earnings per limited partnership unit are the same, as the Partnership has no dilutive securities. The weighted average number of limited partnership units outstanding during the years ended December 31, 1997 and 1996 was 239,644 and 241,330, respectively.

In 1997, the Partnership adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." This accounting standard specifies new computation, presentation, and disclosure requirements for earnings per share to be applied retroactively. Among other things, SFAS 128 requires presentation of basic and diluted earnings per share on the face of the income statement. The adoption of SFAS 128 had no effect on the per unit results previously reported.

Statements of Cash Flows

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

Revenue Recognition

Rental income is recognized when earned and due from residents. The leases entered into by residents for the rental of a site are generally for terms not longer than one year and renewable upon the consent of both parties or, in some instances, as provided by statute.

NOTE 2.  PARTNERSHIP AGREEMENT

In accordance with the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions. The number of limited partnership units outstanding at December 31, 1997 and 1996 was 238,637 and 240,634, respectively, which represented capital contributions of $23,863,700 and $24,063,400, respectively. During the years ended December 31, 1997 and 1996, the Partnership repurchased 1,997 units and 1,188 units, respectively, for $20,000 and $7,100, respectively. The General Partners owned 1,039 units at both December 31, 1997 and 1996.


The General Partners are entitled to receive from the Partnership various fees and compensation which are summarized as follows:

Operational Stage

The profits, losses and cash distributions of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the General Partners.

The Partnership reimburses TWC for certain direct expenses and employee, executive and administrative time incurred on the Partnership's behalf. The Partnership was charged $52,800 and $58,200 for such costs during the years ended December 31, 1997 and 1996, respectively. These costs are included in property operating and general and administrative expenses in the accompanying statements of operations. As of December 31, 1997, the partnership owed TWC $6,300.

Liquidation Stage

During the Partnership's liquidation stage, the total compensation paid to all persons for the sale of investment properties is limited to competitive real estate commissions, not to exceed 6% of the contract price for the sale of the property. The General Partners may receive up to one-half of the competitive real estate commission, not to exceed 3%, if they provide a substantial amount of services in the sales effort. The General Partners' commission is subordinated to the Limited Partners' receiving a 9% cumulative, non-compounded annual return (Preferred Return) on their original capital investments. No commissions were paid to the General Partners during the years ended December 31, 1997 and 1996.

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

The General Partners received cash distributions of $2,000 for each of the years ended December 31, 1997 and 1996.

NOTE 3.  PROPERTY HELD FOR INVESTMENT

Property held for investment consists of two manufactured home communities summarized as follows:


         Name of Property                     Date Acquired                      Location
         ----------------                     -------------                      --------
         Lakeside                             July 15, 1988                      Lithia Springs, Georgia
         Plantation Estates                   December 30, 1988                  Douglasville, Georgia



                                                   December 31, 1997
                                                   -----------------
         Land                                      $       1,507,800
         Buildings and improvements                        2,065,600
         Fixtures and equipment                               34,300
                                                   -----------------
                                                           3,607,700
         Less accumulated depreciation                      (963,800)
                                                   -----------------
                                                   $       2,643,900
                                                   =================


NOTE 4.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS

The Partnership's investments in joint ventures consist of interests in five manufactured home communities summarized as follows:


                                        Ownership
Name of Property                        Percentage        Date Acquired                  Location
----------------                        ----------        -------------                  --------
Town and Country Estates                   42%            January 17, 1989               Tucson, Arizona
Rancho Margate                             26%            September 20, 1995             Margate, Florida
Winter Haven                               26%            October 11, 1995               Winter Haven, Florida
Apache East                                 9%            February 18 1997               Phoenix, Arizona
Denali Park                                 9%            February 18, 1997              Phoenix, Arizona

The remaining interests in the communities are owned by affiliated California limited partnerships, which have the same General Partners as the Partnership.

In February 1997, the Partnership purchased a 9% interest in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated entities. The Partnership's cost of its equity interest in the communities was $207,000. In connection with the purchase, the limited partnerships obtained a $3,040,000 loan, collateralized by the communities.

The combined condensed financial position and results of operations of the joint ventures and limited partnerships (including Apache East and Denali Park since their purchase) are as follows:


Financial Position
                                                             December 31, 1997
                                                             -----------------
Property held for investment, net                            $      18,478,400
Cash                                                                   176,600
Other assets                                                           353,400
                                                             -----------------
      Total assets                                           $      19,008,400
                                                             =================

Mortgage notes payable                                       $       9,863,900
Accounts payable                                                        40,500
Other liabilities                                                       95,500
                                                             -----------------
     Total liabilities                                               9,999,900

Partners' equity                                                     9,008,500
                                                             -----------------
                                                             $      19,008,400
                                                             =================



                                                           For the Year Ended December 31,
                                                           -------------------------------
Results of Operations                                            1997             1996
                                                           -------------    -------------
Property revenues                                          $   2,937,600    $   2,319,600
                                                           -------------    -------------
Expenses:
  Property operating                                           1,428,100        1,056,000
  Interest                                                       837,700          628,800
  Depreciation                                                   550,800          379,100
                                                           -------------    -------------
                                                               2,816,600        2,063,900
                                                           -------------    -------------

Net income                                                 $     121,100    $     255,700
                                                           =============    =============


NOTE 5:  MORTGAGE NOTE PAYABLE

In September 1995, the Partnership obtained a $1,097,000 mortgage loan collateralized by the Lakeside and Plantation Estates communities. The loan is payable in monthly interest only installments bearing interest at 90-day LIBOR plus 2.95% (8.97% at December 31, 1997) and is due in September 2002.

NOTE 6.  NOTE RECEIVABLE FROM GENERAL PARTNERS

At the close of the offering in September 1988, the General Partners purchased 1,000 limited partnership units with a $100,000 promissory note. The note receivable is accounted for as a reduction of Limited Partners' equity in 1996. The unit subscription note became due in September 1997 and was repaid by the general partners.

NOTE 7.  DISTRIBUTIONS TO LIMITED PARTNERS

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to the Limited Partners for the years ended December 31, 1997 and 1996 follows:


                                                       1997                        1996
                                            ------------------------    ------------------------
                                                              Per                           Per
                                                Amount        Unit         Amount          Unit
                                                ------        ----         ------          ----
Net income
- Limited Partners                          $    9,100    $      .04    $             $
Return of capital                              190,900           .79       200,000           .83
                                            ----------    ----------    ----------    ----------
                                            $  200,000    $      .83    $  200,000    $      .83
                                            ==========    ==========    ==========    ==========

NOTE 8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash equivalents, receivables, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of the financial instruments. The mortgage note payable bears interest at a variable rate indexed to LIBOR; therefore, the General Partners believe the carrying value of the note approximates fair value.

NOTE 9.  CONTINGENCIES

The Partnership, as an owner of real estate, is subject to various environmental laws. Compliance by the Partnership with existing laws has not had a material effect on the results of operations, financial condition or cash flows of the Partnership, nor does management believe it will have a material impact in the future.

NOTE 10.  RELATED PARTY TRANSACTIONS

Chateau and/or its predecessor have been providing property management services to the Partnership since 1992. For this service, Chateau is paid a property management fee, which is based on a percentage of actual gross receipts of the properties. The total management fees paid to Chateau were $23,800 and $21,700 for the years ended December 31, 1997 and 1996, respectively. In addition certain direct expenses are paid by Chateau on behalf of the Partnership and then reimbursed by the Partnership. These amounts were $54,900 and $54,600 for the years ended December 31, 1997 and 1996, respectively.

                                    PART III

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements over accounting or financial disclosure with the independent accountants for the Partnership.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The general partners of the Partnership are The Windsor Corporation, and John A. Coseo, Jr.

In July 1994, The Windsor Corporation merged into Windsor Group, Inc., a majority-owned subsidiary. In conjunction with the merger, Windsor Group, Inc. changed its name to The Windsor Corporation, hereafter, ("The Windsor Corporation").

These utilities were incorporated in 1977 and 1992, respectively, to engage in the real estate syndication business. Historically, they have concentrated solely on the acquisition, management, and sale of fully-developed manufactured home communities through the investment programs which they sponsor.

The executive officers of The Windsor Corporation do not receive direct compensation from the Partnership in these capacities and are only required to spend such time on the Partnership's affairs as is deemed necessary. Substantial amounts of these officers' time is spent on matters unrelated to the Partnership.

The names, ages, and nature of the positions held by the directors and executive officers of The Windsor Corporation follow:


             Name                      Age              Office
         -----------------------   -----------  ----------------------
         Steven G. Waite               43       President and Director
         Gary P. McDaniel              52       Director
         C.G. Kellogg                  54       Director


A brief background of the general partners, directors and certain executive officers of The Windsor Corporation follows.

Steven G. Waite (43) joined The Windsor Corporation in August 1997 as President. Since 1991, until his involvement with Windsor, Mr. Waite served as Vice President/General Manager of the Communities Division at Clayton Homes. He was responsible for the original start up of this division, and subsequently built it into a successful and profitable area of Clayton Homes, expanding from eight communities to 67 communities. In addition, Mr. Waite has over eight years of experience in the manufactured home community-lending arena. He earned a Bachelor of Arts degree from the University of Colorado and a Master of Business Administration from the University of Alabama. Mr. Waite is active in the Manufactured Housing Institute.

Gary P. McDaniel (52) a director of The Windsor Corporation, has been Chief Executive Officer and a director of Chateau Communities, Inc. ("Chateau") since February 1997. He served as the Chairman of the Board, President and Chief Executive Officer for ROC Communities, Inc., which merged with Chateau in 1997. Since 1993, he has been an executive and shareholder of ROC and its predecessors since 1979, and has been active in the manufactured home industry since 1972. Mr. McDaniel is also a trustee of Windsor Real Estate Investment Trust 8, which is advised by The Windsor Corporation. Mr. McDaniel has been active in several state and national manufactured home associations, including associations in Florida and Colorado. In 1996, he was named "Industry Person of the Year" by the National Manufactured Housing Industry Association. Mr. McDaniel is on the Board of Directors of the Manufactured Housing Institute. He is a graduate of the University of Wyoming and served as a Captain in the United States Air Force.

 C.G. ("Jeff") Kellogg (54) has been President and a director of Chateau since its inception and was Chief Executive Officer of Chateau from its inception to February 1997. For the five years preceding the formation of Chateau. Mr. Kellogg was President and Chief Operating Officer of Chateau Estates. He is extremely active in local and national industry associations, often in leadership positions. Mr. Kellogg is a past President of the Michigan Manufactured Housing Association and served on the Manufactured Housing Institute's Community Operations Committee. He is a graduate of Michigan Technological University with a B.S. in Civil Engineering.

John A. Coseo, Jr. (58) the other general partner of the Partnership was the founder of The Windsor Corporation in 1977 and has been actively involved in all facets of the manufactured housing business since that time, Mr. Coseo resigned from his positions as director and executive officer of The Windsor Corporation in 1997. From 1979 to the present, Mr. Coseo has acted as general partner or advisor in the acquisition and management of 56 manufactured home communities throughout the United States. Mr. Coseo is a general partner of seven limited partnerships which have registered their securities under the Securities and Exchange Act of 1934.

Item 10.    EXECUTIVE COMPENSATION

The Partnership has not paid and does not propose to pay any remuneration or retirement benefits to John A. Coseo, Jr. or the directors or executive officers of The Windsor Corporation. Refer to Item 12 (Certain Relationships and Related Transactions) for cash distributions and expense reimbursements paid to The Windsor Corporation by the Partnership.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners

         No person is known by the Partnership to be the beneficial owner of more than 5% of the limited partnership units.



(b)  Security Ownership of Management

         The following table presents certain information regarding the number of units owned, directly or indirectly, by (i) each General Partner and
         (ii) all General Partners as a group as of December 31, 1997:


                                                                      Amount and Nature of
         Title of Class                 Beneficial Owner              Beneficial Ownership     Percent of Class
         ------------------------------------------------------------------------------------------------------

         Units of Limited               John A. Coseo, Jr.,
         Partnership Interest           a General Partner                        39                 .016%

         Units of Limited               The Windsor Corporation,
         Partnership Interest           a General Partner                     1,000                 .416%
                                                                              -----                 ----

         Units of Limited               All General Partners as
         Partnership Interest           a group                               1,039                 .432%
                                                                              =====                 ====

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following table reflects all compensation paid to the General Partners during the years ended December 31, 1997 and 1996.


Form of Compensation and Entity Receiving                          1997              1996
                                                                   ----              ----
Expense reimbursement - The Windsor Corporation                 $ 52,800          $ 58,200
Cash distributions - The Windsor Corporation                    $  2,000          $  2,000

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 1998.


                            WINDSOR PARK PROPERTIES 5
                            A California Limited Partnership
                            By: THE WINDSOR CORPORATION

                            By: /s/Steven G. Waite
                                --------------------------------
                                STEVEN G. WAITE
                                President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                              Title                                           Date
---------                              -----                                           ----
 /s/Steven G. Waite                    President of The Windsor Corporation, a           March 31, 1998
-------------------------              general partner.
STEVEN G. WAITE



/s/Gary P. McDaniel                    Director of The Windsor Corporation, a            March 31, 1998
-------------------------              general partner.
GARY P. MCDANIEL



/s/C.G. Kellogg                        Director of The Windsor Corporation, a            March 31, 1998
-------------------------              general partner.
C.G. KELLOGG



/s/John A. Coseo, Jr.                  General Partner                                   March 31, 1998
-------------------------
JOHN A. COSEO, JR.


                               INDEX TO EXHIBITS


EXHIBIT NO.                    DESCRIPTION
-----------                    -----------
    (3)         -   Certificate and Agreement of Limited Partnership filed
                    as Exhibit A to Registration Statement No. 33-15878 and
                    incorporated herein by reference.

    (27)        -   Financial Data Schedule
