Form 10QSB
period 1998-03-31
WINDSOR PARK PROPERTIES 5
filed 1998-05-15
CIK 818817

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


         For the quarterly period ended  March 31, 1998
                                       -------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



         For the transition period from               to
                                        --------------   --------------

               Commission file number  0-16642
                                       -------------------


         WINDSOR PARK PROPERTIES 5, A CALIFORNIA LIMITED PARTNERSHIP
      -------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


         California                                      33-0243223
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


              6430 S. Quebec Street, Englewood, Colorado  80111
         ----------------------------------------------------------
                  (Address of principal executive offices)



                                 (303) 741-3707
             --------------------------------------------------
                          (Issuer's telephone number)

  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  (x)  No  ( )
    -----    -----

                               TABLE OF CONTENTS

                                    PART I

                                                                            Page
                                                                            ----

Item 1.          Financial Statements                                         3

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          8


                                   PART II


Item 6.          Exhibits and Reports on Form 8-K                             9

                 SIGNATURE                                                   10

                           WINDSOR PARK PROPERTIES 5
                       (A California Limited Partnership)
                                 BALANCE SHEET
                                  (unaudited)

                                                          March 31, 1998
                                                          --------------
ASSETS
------
Property held for investment:
  Land                                                    $    1,507,800
  Buildings and improvements                                   2,067,500
  Fixtures and equipment                                          34,400
                                                          --------------
                                                               3,609,700
Less accumulated depreciation                                   (990,900)
                                                          --------------
                                                               2,618,800

Investments in joint ventures and limited partnerships         2,263,900
Cash and cash equivalents                                        399,300
Deferred financing costs                                          40,500
Other assets                                                      34,400
                                                          --------------
Total Assets                                              $    5,356,900
                                                          ==============
LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Mortgage note payable                                   $    1,097,000
  Accounts payable                                                   900
  Accrued expenses                                                41,100
  Due to General Partners and affiliates                          23,100
  Tenant deposits and other liabilities                           28,900
                                                          --------------
Total Liabilities                                              1,191,000
                                                          --------------
Partners' equity:
  Limited partners                                             4,145,200
  General partners                                                20,700
                                                          --------------
                                                               4,165,900
                                                          --------------
Total Liabilities and Partner's Equity                    $    5,356,900
                                                          ==============






                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                            1998              1997
                                                                         -----------      -----------
REVENUES
--------
Rent and utilities                                                       $   126,800      $   114,900
Equity in earnings of joint ventures and limited partnerships                 30,900           26,500
Interest                                                                       7,700            5,600
Other                                                                          2,700            4,200
                                                                         -----------      -----------
                                                                             168,100          151,200
                                                                         -----------      -----------
COSTS AND EXPENSES
------------------
Property operating                                                            65,500           63,100
Depreciation and amortization                                                 27,100           26,900
Interest                                                                      26,400           25,700
General and administrative:
  Related parties                                                              7,400           13,500
  Other                                                                       16,900           11,800
                                                                         -----------      -----------
                                                                             143,300          141,000
                                                                         -----------      -----------
Net income                                                               $    24,800      $    10,200
                                                                         ===========      ===========
Net income - general partners                                            $       200      $       100
                                                                         ===========      ===========
Net income - limited partners                                            $    24,600      $    10,100
                                                                         ===========      ===========
Basic and dilutive earnings per limited partnership unit                 $      0.10      $      0.04
                                                                         ===========      ===========





                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                           1998              1997
                                                                         -----------      -----------
Cash flows from operating activities:
  Net income (loss)                                                      $    24,800      $    10,200
  Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
    Depreciation and amortization                                             27,100           26,900
    Equity in earnings of joint ventures and limited
              partnerships                                                   (30,900)         (26,500)
    Joint ventures' and limited partnerships cash
              distributions                                                   30,900           26,500

    Amortization of deferred financing costs                                   2,300            2,200
    Gain on sale of property held for investment                                   0           (1,300)

    Changes in operating assets and liabilities:
      (Increase) decrease in other assets                                     (5,400)           3,100
      Accounts payable                                                        (4,000)         (15,900)
      Accrued expenses                                                        21,700            1,900
      Due to General Partners and affiliates                                   2,100                0
      Tenant deposits and other liabilities                                   (6,000)          (2,600)
                                                                         -----------      -----------
Net cash provided by operating activities                                     62,600           24,500
                                                                         -----------      -----------
Cash flows from investing activities:
  Investment in joint venture and limited partnerships                             0         (197,500)
  Joint ventures' and limited partnerships cash
            distributions                                                     60,600           27,300
  Proceeds from sale of property held for investment                               0           10,800

  Increase in property held for investment                                    (2,000)          (3,800)
                                                                         -----------      -----------
Net cash (used in) provided by investing activities                           58,600         (163,200)
                                                                         -----------      -----------
Cash flows from financing activities:
  Cash distributions                                                         (98,500)        (101,000)
  Repurchase of limited partnership units                                       (300)          (4,100)
                                                                         -----------      -----------
Net cash used in financing activities                                        (98,800)        (105,100)
                                                                         -----------      -----------
Net increase (decrease) in cash and cash equivalents                          22,400         (243,800)


Cash and cash equivalents at beginning of period                             376,900          523,800
                                                                         -----------      -----------
Cash and cash equivalents at end of period                               $   399,300      $   280,000
                                                                         ===========      ===========





                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  THE PARTNERSHIP

Windsor Park Properties 5, A California Limited Partnership (the Partnership), was formed in June 1987 for the purpose of acquiring and holding existing manufactured home communities for investment. The General Partners of the Partnership are The Windsor Corporation ("TWC"), a California corporation, and John A. Coseo, Jr. In September 1997, Chateau Communities Inc., (Chateau), a publicly held real estate investment trust, purchased 100 percent of the shares of the Windsor Corporation.

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

NOTE 2.  BASIS OF PRESENTATION

The balance sheet at March 31, 1998 and the related statements of operations for the three months ended March 31, 1998 and 1997 and the statements of cash flows for the three months ended March 31, 1998 and 1997 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on form 10-KSB for the year ended December 31, 1997.


NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS

The Partnership's investments in joint ventures and limited partnerships consist of interests in five manufactured home communities at March 31, 1998. The combined condensed results of operations of the joint venture and limited partnership properties for the three months ended March 31, 1998 and 1997 are as follows:

                                             1998             1997
                                         -----------      -----------
  Property revenues                      $   816,400      $   699,000
  Expenses:
    Property operating                       353,200          310,600
    Interest                                 247,500          184,300
    Depreciation                             146,100          112,600
    General and administrative                 5,000                0
                                         -----------      -----------
                                             751,800          607,500
                                         -----------      -----------
  Net income                             $    64,600      $    91,500
                                         ===========      ===========

NOTE 4.  BASIC AND DILUTIVE EARNINGS (LOSS) PER LIMITED PARTNERSHIP UNIT

Net income (loss) per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income (loss) allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three months ended March 31, 1998 and 1997 was 238,507 and 240,545, respectively.

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

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the three months ended March 31, 1998 and 1997 follows:

                                      1998                                 1997
                        -----------------------------         -----------------------------
                                               Per                                   Per
                           Amount              Unit              Amount              Unit
                          ------               ----              ------              ----
 Net income
  - limited partners    $   24,600          $    0.10         $    10,100         $     0.04
 Return of capital          75,400               0.32              89,900               0.38
                        ----------          ---------         -----------         ----------
                        $  100,000          $    0.42         $   100,000         $     0.42
                        ==========          =========         ===========         ==========

                           WINDSOR PARK PROPERTIES 5
                       (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Three months ended March 31, 1998 as compared to three months ended March 31,
1997

Results of Operations

The results of operations for the three months ended March 31, 1998 and 1997 are not directly comparable due to the purchase of interests in the Apache East Estates and Denali Park Estates manufactured home communities in February 1997. The Partnership's net income was $24,800 and $10,200 for the three months ended March 31, 1998 and 1997, respectively. The net income per common share was $0.10 in 1998 compared to $0.04 in 1997.

Rent and utilities revenues increased from $114,900 in 1997 to $126,800 in 1998 due to rent increases and increased occupancy at both the Lakeside and Plantation Estates communities.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five manufactured home communities. Equity in earnings of joint ventures and limited partnerships increased from $26,500 in 1997 to $30,900 in 1998, mainly due to rent increases recognized at the Town & Country Estates, Rancho Margate and Winterhaven communities, offset by the losses recognized at Apache East and Denali Park.

Interest income increased from $5,600 in 1997 to $7,700 in 1998 due mainly to higher cash balances maintained by the Partnership.

Property operating expenses increased slightly from $63,100 in 1997 to $65,500 in 1998.

Interest expense increased from $25,300 in 1997 to $26,400 in 1998, due to slightly higher interest rates.

General and administrative expense decreased slightly from $25,300 in 1997 to $24,300 in 1998.


Changes in Financial Condition

The Partnership's primary sources of cash during the three months ended March 31, 1998 were from the operations of its investment properties and cash distributions from joint ventures. The primary uses of cash during the same period were for cash distributions to partners.

No further investment property acquisitions are planned by the General
Partners.

At March 31, 1998, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $3,392,800, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 8.9% at March 31, 1998.

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

                                   PART II



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits and Index of Exhibits

                 (27)     Financial Data Schedule

     (b)  Reports on Form 8-K

                 Form 8-K filed with the Commission on January 27, 1998. Form 8-K/A filed with the Commission on February 3, 1998.

                                   SIGNATURE



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WINDSOR PARK PROPERTIES 5,
                                   A California Limited Partnership
                                   --------------------------------
                                   (Registrant)

                          By:  The Windsor Corporation, a California corporation

                                   By /s/ Steven G. Waite
                                      -----------------------------
                                      STEVEN G. WAITE
                                       President


Date:  May 13, 1998

                                EXHIBIT INDEX

Exhibit No.           Description
-----------           -----------
    27                Financial Data Schedule