Form 10QSB
period 1998-06-30
WINDSOR PARK PROPERTIES 5
filed 1998-08-13
CIK 818817

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998
                                                 -------------

   [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



         For the transition period from ______________ to ______________


                         Commission file number 0-16642
                                                -------

           WINDSORPARK PROPERTIES 5, A CALIFORNIA LIMITED PARTNERSHIP
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           California                                         33-0243223
-------------------------------                           -------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)


                6430 S. Quebec street, Englewood, Colorado 80111
                ------------------------------------------------
                    (Address of principal executive offices)


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

                                TABLE OF CONTENTS


                                     PART I

                                                                            Page
                                                                            ----
Item 1.     Financial Statements                                              3

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               9


                                     PART II

Item 6.     Exhibits and Reports on Form 8-K                                 11


            SIGNATURE                                                        12

                            WINDSOR PARK PROPERTIES 5
                       (A California Limited Partnership)
                                  BALANCE SHEET
                                   (unaudited)

                                                                 June 30, 1998
                                                                ---------------
ASSETS

Property held for investment:
  Land                                                          $     1,507,800
  Buildings and improvements                                          2,135,700
  Fixtures and equipment                                                 34,400
                                                                ---------------
                                                                      3,677,900
Less accumulated depreciation                                        (1,018,000)
                                                                ---------------
                                                                      2,659,900
Investments in joint ventures and limited partnerships                2,208,700
Cash and cash equivalents                                               411,900
Deferred financing costs                                                 38,300
Other assets                                                             37,900
                                                                ---------------
Total Assets                                                    $     5,356,700
                                                                ===============
LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Mortgage note payable                                         $     1,097,000
  Accrued expenses                                                       54,400
  Due to General Partners and affiliates                                  6,500
  Tenant deposits and other liabilities                                  28,900
                                                                ---------------
Total Liabilities                                                     1,186,800
                                                                ---------------
Partners' equity:
  Limited partners                                                    4,148,500
  General partners                                                       21,400
                                                                ---------------
                                                                      4,169,900
                                                                ---------------
Total Liabilities and Partners' Equity                          $     5,356,700
                                                                ===============

                See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 5
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                      Three Months Ended June 30,
                                                                      ---------------------------
                                                                          1998           1997
                                                                      ------------   ------------
REVENUES

Rent and utilities                                                    $    132,500   $    116,600
Equity in earnings of joint ventures and limited partnerships               26,600         19,700
Interest                                                                     2,500          6,200
Other                                                                        2,800          3,400
                                                                      ------------   ------------
                                                                           164,400        145,900
                                                                      ------------   ------------
COSTS AND EXPENSES

Property operating                                                          65,200         67,500
Depreciation and amortization                                               27,100         27,100
Interest                                                                    26,100         26,300
General and administrative:
  Related parties                                                            6,400         14,000
  Other                                                                     15,100         11,500
                                                                      ------------   ------------
                                                                           139,900        146,400
                                                                      ------------   ------------
Net income                                                            $     24,500   $       (500)
                                                                      ============   ============
Net income - general partners                                         $        200   $       --
                                                                      ============   ============
Net income - limited partners                                         $     24,300   $       (500)
                                                                      ============   ============
Basic and Dilutive Earnings per limited partnership unit              $       0.10   $       0.00
                                                                      ============   ============

                See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 5
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                       Six Months Ended June 30,
                                                                      ---------------------------
                                                                          1998           1997
                                                                      ------------   ------------
REVENUES

Rent and utilities                                                    $    259,300   $    231,500
Equity in earnings of joint ventures and limited partnerships               57,400         46,200
Interest                                                                    10,200         11,800
Other                                                                        5,500          7,600
                                                                      ------------   ------------
                                                                           332,400        297,100
                                                                      ------------   ------------
COSTS AND EXPENSES

Property operating                                                         130,700        130,600
Depreciation and amortization                                               54,100         54,000
Interest                                                                    52,600         52,000
General and administrative:
  Related parties                                                           13,800         27,500
  Other                                                                     32,000         23,300
                                                                      ------------   ------------
                                                                           283,200        287,400
                                                                      ------------   ------------
Net income                                                            $     49,200   $      9,700
                                                                      ============   ============
Net income - general partners                                         $        500   $        100
                                                                      ============   ============
Net income - limited partners                                         $     48,700   $      9,600
                                                                      ============   ============
Basic and Dilutive Earnings per limited partnership unit              $       0.20   $       0.04
                                                                      ============   ============

                See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 5
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       Six Months Ended June 30,
                                                                      ---------------------------
                                                                          1998           1997
                                                                      ------------   ------------
Cash flows from operating activities:
  Net income                                                          $     49,200   $      9,700
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization                                           54,100         54,000
    Equity in earnings of joint ventures and limited
     partnerships                                                          (57,400)       (46,200)
    Joint ventures' and limited partnerships cash
     distributions                                                          57,400         46,200
    Amortization of deferred financing costs                                 4,500          4,500
    Gain on sale of property held for investment                                 0          5,300

    Changes in operating assets and liabilities:
     (Increase) decrease in other assets                                    (8,900)           600
     Accounts payable                                                       (4,900)       (17,200)
     Accrued expenses                                                       35,000          6,000
     Due to General Partners and affiliates                                 14,500              0
     Tenant deposits and other liabilities                                  (6,000)        (3,900)
                                                                      ------------   ------------
Net cash provided by operating activities                                  108,500         59,000
                                                                      ------------   ------------
Cash flows from investing activities:
  Investment in joint venture and limited partnerships                         100       (197,500)
   Joint ventures' and limited partnerships cash
   distributions                                                           115,700         25,900
  Proceeds from sale of property held for investment                             0         10,800
  Increase in property held for investment                                 (70,100)        (6,700)
                                                                      ------------   ------------
Net cash (used in) provided by investing activities                         45,700       (167,500)
                                                                      ------------   ------------
Cash flows from financing activities:
  Cash distributions                                                       (98,500)      (101,000)
  Repurchase of limited partnership units                                  (20,700)       (10,800)
                                                                      ------------   ------------
Net cash used in financing activities                                     (119,200)      (111,800)
                                                                      ------------   ------------
Net increase (decrease) in cash and cash equivalents                        35,000       (220,300)

Cash and cash equivalents at beginning of period                           376,900        523,800
                                                                      ------------   ------------
Cash and cash equivalents at end of period                            $    411,900   $    303,500
                                                                      ============   ============

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

NOTE 2.  BASIS OF PRESENTATION

The balance sheet at June 30, 1998 and the related statements of operations for the three and six months ended June 30, 1998 and 1997 and the statements of cash flows for the six months ended June 30, 1998 and 1997 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on form 10-KSB for the year ended December 31, 1997.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS

The Partnership's investments in joint ventures and limited partnerships consist of interests in five manufactured home communities at June 30, 1998. The combined condensed results of operations of the joint venture and limited partnership properties for the six months ended June 30, 1998 and 1997 are as follows:

                                               1998               1997
                                           ------------       ------------
    Property revenues                      $  1,604,200       $  1,443,600
    Expenses:
      Property operating                        719,100            659,600
      Interest                                  472,700            408,100
      Depreciation                              292,300            258,600
      General and administrative                  9,400                  0
                                           ------------       ------------
                                              1,493,500          1,326,300
                                           ------------       ------------
    Net income                             $    110,700       $    117,300
                                           ============       ============

NOTE 4.  BASIC AND DILUTIVE EARNINGS (LOSS) PER LIMITED PARTNERSHIP UNIT

Basic and dilutive earnings (loss) per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income (loss) allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and six months ended June 30, 1998 was 237,829 and 238,168, respectively; and 239,846 and 240,192 for the three and six months ended June 30, 1997, respectively.

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

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the six months ended June 30, 1998 and 1997 follows:

                                    1998                                    1997
                        -----------------------------           ------------------------------
                                               Per                                     Per
                         Amount                Unit              Amount                Unit
                        ---------            --------           ---------            ---------
Net income
 - limited partners     $  48,700            $   0.20           $   9,600            $    0.04
Return of capital          51,300                0.22              90,400                 0.38
                        ---------            --------           ---------            ---------
                        $ 100,000            $   0.42           $ 100,000            $    0.42
                        =========            ========           =========            =========

                            WINDSOR PARK PROPERTIES 5
                       (A California Limited Partnership)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Three months ended June 30, 1998 as compared to three months ended June 30, 1997

Results of Operations

The Partnership realized net income of $24,500 and a net loss of $500 for the three months ended June 30, 1998 and 1997, respectively. The net income per common share was $0.10 in 1998 compared to $0.00 in 1997. The increased income is attributable to the rental increases and increased occupancy at the communities.

Rent and utilities revenues increased from $116,600 in 1997 to $132,500 in 1998 due to rent increases and increased occupancy at both the Lakeside and Plantation Estates communities.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five manufactured home communities. Equity in earnings of joint ventures and limited partnerships increased from $19,700 in 1997 to $26,600 in 1998, mainly due to rent increases recognized at the Town & Country Estates, Rancho Margate and Winterhaven communities, offset by the losses recognized at Apache East and Denali Park.

Interest income decreased from $6,200 in 1997 to $2,500 in 1998 due mainly to lower cash balances maintained by the Partnership.

Property operating expenses decreased slightly from $67,500 in 1997 to $65,200 in 1998.

General and administrative expense decreased from $25,500 in 1997 to $21,500 in 1998 due to lower employee time charges charged to the General Partners.

Six months ended June 30, 1998 as compared to Six months ended March 31, 1997

Results of Operations

The Partnership's net income was $49,200 and $9,700 for the six months ended June 30, 1998 and 1997, respectively. The net income per common share was $0.20 in 1998 compared to $0.04 in 1997. The increased income is attributable to the rental increases and increased occupancy levels at the communities.

Rent and utilities revenues increased from $231,500 in 1997 to $259,300 in 1998 due to rent increases and increased occupancy at both the Lakeside and Plantation Estates communities.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five manufactured home communities. Equity in earnings of joint ventures and limited partnerships increased from $46,200 in 1997 to $57,400 in 1998, mainly due to rent increases recognized at the Town & Country Estates, Rancho Margate and Winterhaven communities, offset by the losses recognized at Apache East and Denali Park.

Interest income decreased slightly from $11,800 in 1997 to $10,200 in 1998.

General and administrative expense decreased from $50,800 in 1997 to $45,800 in 1998 due to lower employee time charges charged to the General Partners.

Changes in Financial Condition

The Partnership's primary sources of cash during the six months ended June 30, 1998 were from the operations of its investment properties and cash distributions from joint ventures. The primary uses of cash during the same period were for cash distributions to the partners and the repurchase of partnership units.

No further investment property acquisitions are planned by the General Partners.

At June 30, 1998, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $3,392,800, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 8.8% at June 30, 1998.

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


                                      WINDSOR PARK PROPERTIES 6,
                                   A California Limited Partnership
                                   --------------------------------
                                             (Registrant)

                               By: The Windsor Corporation, a California
                                   corporation

                               By  /s/ Steven G. Waite
                                   ---------------------------------------------
                                       STEVEN G. WAITE
                                       President


Date:  August 13, 1998

                                 EXHIBIT INDEX


EXHIBIT NO.              DESCRIPTION
-----------              -----------

    27                   Financial Data Schedule