Form 10QSB
period 1998-09-30
WINDSOR PARK PROPERTIES 5
filed 1998-11-16
CIK 818817

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


         For the quarterly period ended      September 30, 1998
                                            --------------------


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



 For the transition period from                       to
                                ---------------------     -------------------


           Commission file number   0-16642
                                   ---------


           WINDSORPARK PROPERTIES 5, A CALIFORNIA LIMITED PARTNERSHIP
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                          California                                        33-0243223
--------------------------------------------------------------   ---------------------------------
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

                            WINDSOR PARK PROPERTIES 5
                       (A California Limited Partnership)
                                  BALANCE SHEET
                                   (unaudited)

                                                                                        September 30, 1998
                                                                                   ------------------------------
ASSETS

Property held for investment:
  Land                                                                             $                   1,507,800
  Buildings and improvements                                                                           2,139,100
  Fixtures and equipment                                                                                  34,400
                                                                                   ------------------------------

                                                                                                       3,681,300
Less accumulated depreciation                                                                         (1,045,000)
                                                                                   ------------------------------

                                                                                                       2,636,300

Investments in joint ventures and limited partnerships                                                 2,179,500
Cash and cash equivalents                                                                                414,000
Deferred financing costs                                                                                  36,000
Other assets                                                                                              44,700
                                                                                   ------------------------------

Total Assets                                                                       $                   5,310,500
                                                                                   ==============================


LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts Payable                                                                 $                       2,800
  Mortgage note payable                                                                                1,097,000
  Accrued expenses                                                                                        87,000
  Due to General Partners and affiliates                                                                  10,300
  Tenant deposits and other liabilities                                                                   29,400
                                                                                   ------------------------------

Total Liabilities                                                                                      1,226,500
                                                                                   ------------------------------

Partners' equity:
  Limited partners                                                                                     4,063,400
  General partners                                                                                        20,600
                                                                                   ------------------------------

                                                                                                       4,084,000
                                                                                   ------------------------------

Total Liabilities and Partners' Equity                                             $                   5,310,500
                                                                                   ==============================



                 See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 5
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                         Three Months Ended September 30,
                                                                ----------------------------------------------------

                                                                          1998                       1997
                                                                -------------------------  -------------------------
REVENUES

Rent and utilities                                                  $            135,200       $            117,200
Equity in earnings of joint ventures and limited partnerships                     24,000                      1,800
Interest                                                                           5,700                      4,700
Other                                                                              2,300                      2,200
                                                                -------------------------  -------------------------

                                                                                 167,200                    125,900
                                                                -------------------------  -------------------------

COSTS AND EXPENSES

Property operating                                                                68,200                     61,000
Depreciation and amortization                                                     27,100                     26,200
Interest                                                                          25,900                     27,100
General and administrative:
  Related parties                                                                  6,400                     12,800
  Other                                                                           15,100                      8,000
                                                                -------------------------  -------------------------

                                                                                 142,700                    135,100
                                                                -------------------------  -------------------------

Net income                                                          $             24,500       $             (9,200)
                                                                =========================  =========================

Net income - general partners                                       $                200       $                  -
                                                                =========================  =========================

Net income - limited partners                                       $             24,300       $             (9,200)
                                                                =========================  =========================

Basic and Dilutive Earnings per limited partnership unit            $               0.10       $              (0.04)
                                                                =========================  =========================



                 See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 5
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                          Nine Months Ended September 30,
                                                                ----------------------------------------------------

                                                                          1998                       1997
                                                                -------------------------  -------------------------
REVENUES

Rent and utilities                                                  $            394,600       $            348,600
Equity in earnings of joint ventures and limited partnerships                     81,400                     48,000
Interest                                                                          15,800                     16,500
Other                                                                              7,700                      9,900
                                                                -------------------------  -------------------------

                                                                                 499,500                    423,000
                                                                -------------------------  -------------------------

COSTS AND EXPENSES

Property operating                                                               198,900                    191,600
Depreciation and amortization                                                     81,200                     78,200

Interest                                                                          78,400                     81,000
General and administrative:
  Related parties                                                                 20,200                     40,400
  Other                                                                           47,100                     31,400
                                                                -------------------------  -------------------------

                                                                                 425,800                    422,600
                                                                -------------------------  -------------------------

Net income                                                          $             73,700       $                400
                                                                =========================  =========================

Net income - general partners                                       $                700       $                  0
                                                                =========================  =========================

Net income - limited partners                                       $             73,100       $                400
                                                                =========================  =========================

Basic and Dilutive Earnings per limited partnership unit            $               0.31       $                  0
                                                                =========================  =========================



                 See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 5
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                           Nine Months Ended September 30,
                                                                ----------------------------------------------------
                                                                         1998                        1997
                                                                ------------------------   -------------------------
Cash flows from operating activities:
  Net income                                                        $            73,700        $                400
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                                81,200                      78,200
    Equity in earnings of joint ventures and
      limited partnerships                                                      (81,500)                    (48,000)
    Joint ventures' and limited partnerships
      cash distributions                                                         81,500                      48,000
    Amortization of deferred financing costs                                     (1,900)                      6,800
    Gain on sale of property held for investment                                      0                       5,300

    Changes in operating assets and liabilities:
      Increase in other assets                                                   (7,000)                       (100)
      Decrease in accounts payable                                               (2,100)                    (15,600)
      Increase in accrued expenses                                               67,600                      20,200
      Decrease in due to General Partners and affiliates                        (10,700)                          0
      Decrease in tenant deposits and other liabilities                          (5,500)                     (4,500)
                                                                ------------------------   -------------------------

Net cash provided by operating activities                                       195,300                      90,700
                                                                ------------------------   -------------------------
Cash flows from investing activities:
  Investment in joint venture and limited partnerships                            1,500                    (197,500)
  Joint ventures' and limited partnerships
    cash distributions                                                          143,500                      58,600
  Proceeds from sale of property held for investment                                  0                      10,800
  Increase in property held for investment                                      (73,600)                     (9,300)
                                                                ------------------------   -------------------------

Net cash (used in) provided by investing activities                              71,400                    (137,400)
                                                                ------------------------   -------------------------

Cash flows from financing activities:
  Cash distributions                                                           (196,300)                   (202,000)
  Repurchase of limited partnership units                                       (33,300)                    (14,500)
                                                                ------------------------   -------------------------

Net cash used in financing activities                                          (229,600)                   (216,500)
                                                                ------------------------   -------------------------

Net increase (decrease) in cash and cash equivalents                             37,100                    (263,200)

Cash and cash equivalents at beginning of period                                376,900                     523,800
                                                                ------------------------   -------------------------

Cash and cash equivalents at end of period                          $           414,000        $            260,600
                                                                ========================   =========================



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

NOTE 2.  BASIS OF PRESENTATION

The balance sheet at September 30, 1998 and the related statements of operations for the three and nine months ended September 30, 1998 and 1997 and the statements of cash flows for the nine months ended September 30, 1998 and 1997 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on form 10-KSB for the year ended December 31, 1997.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS

The Partnership's investments in joint ventures and limited partnerships consist of interests in five manufactured home communities at September 30, 1998. The combined condensed results of operations of the joint venture and limited partnership properties for the nine months ended September 30, 1998 and 1997 are as follows:

                                                         1998                         1997
                                             ----------------------------   ---------------------------
   Property revenues                         $                 2,385,500    $                2,184,600
   Expenses:
     Property operating                                        1,088,900                     1,032,400
     Interest                                                    697,400                       632,700
     Depreciation                                                438,500                       404,700
     General and administrative                                   13,300                             0
                                             ----------------------------   ---------------------------

                                                               2,238,100                     2,069,800
                                             ----------------------------   ---------------------------

   Net income                                $                   147,400    $                  114,800
                                             ============================   ===========================

NOTE 4.  BASIC AND DILUTIVE EARNINGS (LOSS) PER LIMITED PARTNERSHIP UNIT

Basic and dilutive earnings (loss) per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income (loss) allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and nine months ended September 30, 1998 was 237,255 and 237,704, respectively; and 240,116 and 241,380 for the three and nine months ended September 30, 1997, respectively.

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

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the nine months ended September 30, 1998 and 1997 follows:

                                         1998                                           1997
                         --------------------------------------       -----------------------------------------
                                                      Per                                           Per
                               Amount                 Unit                  Amount                  Unit
                               ------                 ----                  ------                  ----
Net income
 - limited partners      $         73,100         $       0.31        $              400         $           -
Return of capital                 126,900                 0.53                   199,600                  0.83
                         -----------------        -------------       -------------------        --------------

                         $        200,000         $       0.84        $          200,000         $        0.83
                         =================        =============       ===================        ==============

                            WINDSOR PARK PROPERTIES 5
                       (A California Limited Partnership)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Three months ended September 30, 1998 as compared to three months ended
  September 30, 1997

Results of Operations

The Partnership realized net income of $24,500 and a net loss of $9,200 for the three months ended September 30, 1998 and 1997, respectively. The net income per partnership unit was $0.10 in 1998 compared to a net loss of $0.04 in 1997. The increased income is attributable to the rental increases and increased occupancy at the communities, as well as an increase in the equity earnings in joint ventures and limited partnerships.

Rent and utilities revenues increased from $117,200 in 1997 to $135,200 in 1998 due to rent increases and increased occupancy at both the Lakeside and Plantation Estates communities.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five manufactured home communities. Equity in earnings of joint ventures and limited partnerships increased from $1,800 in 1997 to $24,000 in 1998, mainly due to occupancy gains and rent increases at the Town & Country Estates, Rancho Margate, Winterhaven and Denali Park communities.

Interest income increased from $4,700 in 1997 to $5,700 in 1998 due mainly to lower cash balances maintained by the Partnership.

Property operating expenses increased from $61,000 in 1997 to $68,200 in 1998 mainly due to an increase in payroll and collection costs.

General and administrative expense remained relatively constant for the three months ended September 30, 1998 as compared to the same period in 1997.

Nine months ended September 30, 1998 as compared to Nine months ended
  September 30, 1997

Results of Operations

The Partnership's net income was $73,700 and $400 for the nine months ended September 30, 1998 and 1997, respectively. The net income per partnership unit was $0.31 in 1998 compared to $0 in 1997. The increased income is attributable to the rental increases and increased occupancy levels at the communities.

Rent and utilities revenues increased from $348,600 in 1997 to $394,600 in 1998 due to rent increases and increased occupancy at both the Lakeside and Plantation Estates communities.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five manufactured home communities. Equity in earnings of joint ventures and limited partnerships increased from $48,000 in 1997 to $81,400 in 1998, mainly due to occupancy gains and rent increases at the Town & Country Estates, Rancho Margate, Winterhaven and Denali Park communities.

Interest income decreased slightly from $16,500 in 1997 to $15,800 in 1998.

General and administrative expense decreased from $71,800 in 1997 to $67,300 in 1998 due to lower employee time charges charged to the General Partners.

Changes in Financial Condition

The Partnership's primary sources of cash during the nine months ended September 30, 1998 were from the operations of its investment properties and cash distributions from joint ventures. The primary uses of cash during the same period were for cash distributions to the partners and the repurchase of partnership units.

No further investment property acquisitions are planned by the General Partners.

At September 30, 1998, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $3,392,800, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 8.8% at September 30, 1998.

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

Management continues to assess the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 Issue exists because many computer systems and applications abbreviate dates by eliminating the first two digits of the year, assuming that these two digits are always "19". As a result, date-sensitive computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. Unless corrected, the potential exists for computer system failures or incorrect processing of financial and operational information, which could disrupt operations.

To help facilitate the Partnership's continued growth, substantially all of the computer systems and applications in use in its home office and properties have been, or are in the process of being upgraded and modified. The Partnership is of the opinion that, in connection with those upgrades and modifications, it has addressed applicable Year 2000 Issues as they might affect the computer systems and applications located in the Partnership's offices and properties. The Partnership anticipates that implementation of solutions to any Year 2000 Issue which it may discover will require the expenditure of sums which the Partnership does not expect to be material.

The Partnership is exposed to the risk that one or more of its vendors or service providers may experience Year 2000 problems which impact the ability of such vendor or service provider to provide goods and services. Due to the availability of alternative suppliers, this is not considered as significant a risk with respect to the suppliers of goods. The disruption of certain services, however, such as utilities, could, depending upon the extent of the disruption, have a material adverse impact on the Partnership's operations. To date, the Partnership is not aware of any vendor or service provider Year 2000 issue that management believes would have a material adverse impact on the Partnership's operations. The Partnership, however, has no means of ensuring that its vendors or service providers will be Year 2000 ready. The inability of vendors or service providers to complete the Year 2000 resolution process in a timely fashion could have an adverse impact on the Partnership and the effect of non-compliance by vendors or service providers is not determinable at this time. Residents who pay rent to the Partnership do not pose Year 2000 problems for the Partnership given the type and nature of the Partnership's properties and residents.

Widespread disruptions in the national or international economy, including disruptions affecting the financial markets, resulting from Year 2000 issues, or in certain industries, such as commercial or investment banks, could also have an adverse impact on the Partnership. The likelihood and effect of such disruptions is not determinable at this time.

Management expects to have all systems appropriately modified before any significant processing malfunctions could occur and does not expect the Year 2000 Issue will materially impact the financial condition or operations of the Partnership.

                                     PART II



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits and Index of Exhibits

          (27.1)      Financial Data Schedule

      (b) Reports on Form 8-K
          None

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


                          WINDSOR PARK PROPERTIES 5,
                          A California Limited Partnership
                          --------------------------------
                                    (Registrant)

                          By:  The Windsor Corporation, a California corporation

                               By    /s/ Steven G. Waite
                                     -------------------------------------------
                                     STEVEN G. WAITE
                                     President


Date:  November 12, 1998

                                 EXHIBIT INDEX

Exhibit
  No.                      Description
-------                    -----------
 27.1                  Financial Data Schedule