Form 10KSB40
period 1998-12-31
WINDSOR PARK PROPERTIES 5
filed 1999-03-31
CIK 818817

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB


(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the fiscal year ended December 31, 1998

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................to...............

Commission file number 0-16642

          WINDSOR PARK PROPERTIES 5, A CALIFORNIA LIMITED PARTNERSHIP
        ---------------------------------------------------------------
             (Exact name of small business issuer in its charter)

          California                                    33-0243223
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

              6430 South Quebec Street, Englewood, Colorado 80111
       ----------------------------------------------------------------
         (Address of principal executive offices)          (Zip Code)

Issuer's telephone number: (303) 741-3707

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Units of Limited
                                                               ----------------
                             Partnership Interest
                             --------------------
                               (Title of Class)

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

     State issuer's revenues for its most recent fiscal year:  $661,415

                   DOCUMENTS INCORPORATED BY REFERENCE: None

  Transitional small business disclosure format (check one): Yes [_]  No [X]

                               TABLE OF CONTENTS

                                    PART I
                                    ------


                                                                                    Page
                                                                                    ----
Item 1.     Description of Business                                                    3

Item 2.     Description of Properties                                                  5

Item 3.     Legal Proceedings                                                          7

Item 4.     Submission of Matters to a Vote of Security Holders                        7

                                    PART II
                                    -------

Item 5.     Market for the Partnership's Units and Related Security Holder
            Matters                                                                    7

Item 6.     Management's Discussion and Analysis                                       8

Item 7.     Financial Statements                                                      10

Item 8.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                      22

                                   PART III
                                   --------

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of The Exchange Act                         22

Item 10.    Executive Compensation                                                    23

Item 11.    Security Ownership of Certain Beneficial Owners and Management            23

Item 12.    Certain Relationships and Related Transactions                            24

Item 13.    Exhibits and Reports on Form 8-K                                          25

            SIGNATURES                                                                26

                                    PART I
                                    ------

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------
Certain matters discussed under the captions "Description of Business," "Description of Properties" "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-KSB may constitute forward-looking statements for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Windsor Park Properties 5, a California Limited Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Business Development
--------------------

Windsor Park Properties 5, a California Limited Partnership (the "Partnership"), was formed in June 1987 pursuant to the provisions of the California Uniform Limited Partnership Act. The general partners of the Partnership are The Windsor Corporation, a California Corporation, ("The Windsor Corporation") and John A. Coseo, Jr. In September, 1997, Chateau Communities, Inc. ("Chateau"), a publicly held real estate investment trust, purchased all of the outstanding Capital Stock of The Windsor Corporation for 101,239 Common Shares of Chateau, and $750,000 in cash. Following the purchase of The Windsor Corporation, Chateau appointed a new Board of Directors and elected Steven G. Waite as President of The Windsor Corporation. The Partnership term is set to expire in December 2001; however, the Partnership may either be dissolved and liquidated earlier or extended under certain circumstances. The Partnership may be extended at the recommendation of the general partners with approval of a majority of the limited partners.

The Partnership was organized to acquire and hold existing manufactured home communities for investment. Its principal investment objectives are to provide to the Limited Partners: (i) distributions of cash from operations, (ii) preservation, protection and eventual return of the limited partners' investment, and (iii) realization of appreciation in the value of the properties acquired.

The Partnership was funded through a public offering of 300,000 limited partnership units ("Units"). A total of 243,729 Units were sold for gross proceeds aggregating $24,372,900. In addition, the General Partners purchased 1,000 Units with a $100,000 note. The offering commenced in September 1987 and terminated in September 1988. The net proceeds from the offering were originally expended for the acquisition of undivided interests in nine fully-developed manufactured home communities located in Arizona, Florida, Louisiana, Georgia, Michigan, and Washington. The Partnership paid all cash for these properties.

The Partnership was organized in September 1987 and, thus, many of our current limited partners have held an investment in the Partnership for more than 11 years. The General Partners believe that many of the limited partners would like to have the opportunity to achieve liquidity in their investment in the Partnership. Accordingly, the General Partners are currently exploring possible strategic alternatives for the Partnership with a view towards providing limited partners with the opportunity to achieve liquidity in their investment. There can, however, be no assurances that any proposal determined by the General Partners to be in the best interests of the limited partners will be consummated or that the Partnership will not continue in its current form until the end of its stated term.

The Partnership owns interests in the following manufactured home communities at December 31, 1998:

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

The above described ownership interests where the Partnership owns less than 100% of a Property, consist of ownership interests in joint ventures of limited partnerships that own one or more manufactured home communities.

No further property financings or investment property acquisitions are planned by the general partners.

The overall occupancy of the seven communities owned by the Partnership at December 31, 1998 was approximately 95%. The General Partners continue to maintain the properties in good condition and promote them to improve occupancy.

Business of Issuer
------------------

The Partnership is currently in the business of managing, and eventually selling, the existing manufactured home communities. Competitors of the Partnership include other public and private limited partnerships, individuals, corporations, and other entities engaged in real estate investment activities. Competition for such properties varies with changes in the supply or demand for similar or competing properties in a given area, changes in interest rates and the availability of mortgage funds, and changes in tax, real estate, environmental, and zoning laws.

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

Item 2.  DESCRIPTION OF PROPERTIES
         -------------------------

The Partnership owns interests in seven properties at December 31, 1998. The Partnership operates the properties as manufactured home communities, renting space to manufactured home tenants on a month-to-month basis. The properties compete for rentals with other manufactured home communities and apartments in their local markets. All properties are encumbered. It is the General Partners' opinion that the properties are in good condition and are adequately insured.

                                                               Rancho                 Lakeside
                                                                                      --------
                                                               Margate                 Lithia               Winter Haven
                                                               -------                                      ------------
                                                               Margate,                Springs,              Winter Haven,
Location                                                        Florida                Georgia                  Florida
---------------------------------------------------------------------------------------------------------------------------
Percentage of Ownership                                            26%                  100%                        26%
Date Acquired                                                    9/95                  7/88                      10/95
Acreage                                                            29                    31                         30
Number of Spaces                                                  245                   103                        238
Monthly Rents (1)                                          $      364            $      201                 $      224
Occupancy Level:
  December 31, 1998                                                97%                   96%                        98%
Real estate taxes                                          $  158,000            $   12,700                 $   36,900
Federal tax basis (3)                                      $1,617,000            $1,175,500                 $  739,500
Mortgage Information:
  Balance payable                                          $3,626,300            $1,097,000                 $1,593,900
  Interest rate                                                  8.92%                 8.23%                      8.92%
  Amortization period                                       30 years                 --                      30 years
  Maturity date                                                  7/23                  9/02                       6/23
  Balance due at maturity                                  $        0            $1,097,000                 $        0

                                                                                      Town and
                                                             Plantation               Country
                                                               Estates                Estates                Apache East
                                                               -------                -------                -----------
                                                            Douglasville,             Tucson,                 Phoenix,
Location                                                       Georgia                Arizona                  Arizona
------------------------------------------------------------------------------------------------------------------------------
Percentage of Ownership                                          100%                     42%                         9%
Date Acquired                                                  12/88                    1/89                       2/97
Acreage                                                           23                      38                         16
Number of Spaces                                                 138                     320                        123
Monthly Rents (1)                                         $      193              $      221                 $      220
Occupancy Level:
  December 31, 1998                                               91%                     96%                        93%
Real estate taxes                                         $   13,000              $   34,300                 $   17,500
Federal tax basis (3)                                     $1,187,600              $1,472,000                 $  195,600
Mortgage Information:
  Balance payable                                                 (2)             $1,550,000                 $3,009,400
  Interest rate                                                   (2)                   8.23%                      8.38%
  Amortization period                                             (2)                     --                  24 years
  Maturity date                                                   (2)                   9/02                       3/06
  Balance due at maturity                                         (2)             $1,550,000                 $2,583,200

                                                               Denali
                                                                Park
                                                                ----
                                                              Phoenix,
Location                                                      Arizona
------------------------------------------------------------------------------------------------------------------------------
Percentage of Ownership                                             9%
Date Acquired                                                    2/97
Acreage                                                            33
Number of Spaces                                                  162
Monthly Rents (1)                                          $      205
Occupancy Level:
  December 31, 1998                                                91%
Real estate taxes                                          $   24,100
Federal tax basis (3)                                      $  252,300
Mortgage Information:
  Balance payable                                                  (4)
  Interest rate                                                    (4)
  Amortization period                                              (4)
  Maturity date                                                    (4)
  Balance due at maturity                                          (4)

(1)  Average rental rates in effect on December 31, 1998.
(2)  Same mortgage note payable as Lakeside.
(3) For income tax purposes, the properties and their components are depreciated using both straight-line and accelerated methods over useful lives ranging from 5 to 40 years.
(4)  Same mortgage note payable as Apache East.

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

                                    PART II
                                    -------

Item 5.  MARKET FOR THE PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS
         ----------------------------------------------------------------------

A public market for the Partnership's units does not exist and is not likely to develop. As of December 31, 1998, there were approximately 2,900 holders of record holding an aggregate of 235,716 units.

Cash distributions paid to limited partners since December 31, 1996 are as follows:

                                                               Per $1,000
                                                               Originally
Date Paid                       Amount (1)                    Invested (2)
---------                       ----------                    ------------
August 1998                      $ 96,900                            $3.96
February 1998                    $ 97,500                            $3.98

August 1997                      $100,000                            $4.09
February 1997                    $100,000                            $4.09

(1)  Amounts exclude General Partner participation.
(2)  Computed based on $24,472,900 original investment.

Cash distributions paid to the General Partners since December 31, 1996 were $4,000.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

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

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of cash during the years ended December 31, 1998 and 1997 were from the operations of its properties, cash distributions from joint ventures and limited partnerships. The primary uses of cash during the same period were for investments in joint ventures and cash distributions to partners.

At December 31, 1998, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $3,376,100 consisting entirely of variable rate debt. The average rate of interest on this debt was 8.52% at December 31, 1998. The Partnership and the affiliated entities are jointly and severally liable for the full amounts of the loans obtained jointly.

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

Results of Operations
---------------------

The Partnership realized net income of $98,300 ($0.41 per limited partnership unit) for the year ended December 31, 1998 and $9,200 ($0.04 per limited partnership unit) for the year ended December 31, 1997.

Rent and utilities revenues increased from $470,700 in 1997 to $527,800 in 1998. This increase was primarily due to rent increases and an overall occupancy increase of the Partnership's two wholly-owned properties from 90% at December 31, 1997 to 94% at December 31, 1998.

Equity in earnings of joint ventures represents the Partnership's share of the net income of the Town and Country Estates, Rancho Margate, Winter Haven, Apache East and Denali Park communities. Equity in earnings of joint ventures increased from $68,600 in 1997 to $102,700 in 1998, due mainly to the increased occupancy at Apache East and Denali Park. The overall occupancy of the Partnership's five joint venture properties was 95% at December 31, 1998.

Interest income remained relatively unchanged from 1997 to 1998.

Property operating costs decreased slightly from $266,000 in 1997 to $253,500 in 1998.

Interest expense remained relatively flat in 1998 from the same period in 1997 due to the same level of borrowing.

General and administrative expense increased slightly from $83,700 in 1997 to $92,500 in 1998.

Inflation
---------

All of the leases or terms of tenants' occupancies at the properties allow for at least annual rental adjustments. In addition, all of these are month-to-month and enable the Partnership to seek market rentals upon reletting the sites. Such leases generally minimize the risk to the Partnership of any adverse effect of inflation.

Year 2000 Compliance
--------------------

The General Partners have assessed the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 Issue exists because many computer systems and applications abbreviate dates by eliminating the first two digits of the year, assuming that these two digits are always "19". As a result, date-sensitive computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. Unless corrected, the potential exists for computer system failures or incorrect processing of financial and operational information, which could disrupt operations.

Substantially all of the computer systems and applications and operating systems in use in The Windsor Corporation and the properties have been, or are in the process of being upgraded and modified. The Partnership is of the opinion that, in connection with those upgrades and modifications, it has addressed applicable Year 2000 Issues as they might affect the computer systems and applications located in the Partnership's offices and properties. The Partnership anticipates that implementation of solutions to any Year 2000 Issue which it may discover will require the expenditure of sums which the Partnership does not expect to be material.

The Partnership is exposed to the risk that one or more of its vendors or service providers may experience Year 2000 problems which impact the ability of such vendor or service provider to provide goods and services. Due to the availability of alternative suppliers, this is not considered as significant a risk with respect to the suppliers of goods. The disruption of certain services, however, such as utilities, could, depending upon the extent of the disruption, have a material adverse impact on the Partnership's operations. To date, the Partnership is not aware of any vendor or service provider Year 2000 issue that management believes would have a material adverse impact on the Partnership's operations. The Partnership, however, has no means of ensuring that its vendors or service providers will be Year 2000 ready. The inability of vendors or service providers to complete the Year 2000 resolution process in a timely fashion could have an adverse impact on the Partnership, and the effect of non-compliance by vendors or service providers is not determinable at this time. Residents who pay rent to the Partnership do not pose Year 2000 problems for the Partnership given the type and nature of the Partnership's properties and residents.

Widespread disruptions in the national or international economy, including disruptions affecting the financial markets, resulting from Year 2000 issues, or in certain industries, such as commercial or investment banks, could also have an adverse impact on the Partnership. The likelihood and effect of such disruptions is not determinable at this time.

The Partnership expects to have all systems appropriately modified before any significant processing malfunctions could occur and does not expect the Year 2000 Issue will materially impact the financial condition or operations of the Partnership.

Item 7.  FINANCIAL STATEMENTS
         --------------------

The following financial statements are filed as a part of this report:

                                                                       Page
                                                                       ----
Report of Independent Accountants                                        11

Balance Sheet as of December 31, 1998                                    12

Statements of Operations for the years ended
 December 31, 1998 and 1997                                              13

Statements of Partners' Equity for the years ended
 December 31, 1998 and 1997                                              14

Statements of Cash Flows for the years ended
 December 31, 1998 and 1997                                              15

Notes to Financial Statements                                            16

REPORT OF INDEPENDENT ACCOUNTANTS



The Partners of Windsor Park Properties 5,
(a California Limited Partnership)


In our opinion, the accompanying balance sheet and the related statements of operations, partnership's equity and cash flows present fairly, in all material respects, the financial position of Windsor Park Properties 5, a California Limited Partnership (the "Partnership") at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.











PricewaterhouseCoopers LLP
Denver, Colorado
March 19, 1999

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------

                                                                 December 31, 1998
                                                              ----------------------
ASSETS
------

Property held for investment, net                               $          2,604,300
Investments in joint ventures and limited partnerships                     2,162,800
Cash and cash equivalents                                                    482,700
Deferred financing costs, net                                                 33,800
Other assets                                                                  21,400
                                                              ----------------------
Total Assets                                                    $          5,305,000
                                                              ======================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Mortgage note payable                                         $          1,097,000
  Accounts payable                                                               900
  Accrued expenses                                                            71,200
  Tenant deposits and other liabilities                                       28,600
  Due to general partners and affiliates                                       7,100
                                                              ----------------------
Total Liabilities                                                          1,204,800
                                                              ----------------------

Commitments and Contingencies(Note 8)                                             --

Partners' Equity:
  Limited partners                                                         4,079,300
  General partners                                                            20,900
                                                              ----------------------
Total Partners' Equity                                                     4,100,200
                                                              ----------------------
Total Liabilities and Partners' Equity                          $          5,305,000
                                                              ======================

                See Accompanying Notes to Financial Statements

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------


                                                                    For The Year Ended December 31,
                                                                 -------------------------------------

                                                                      1998                  1997
                                                                 -------------        ----------------
REVENUES
--------

Rent and utilities                                               $     527,800        $        470,700
Equity in earnings of joint ventures and limited partnerships          102,700                  68,600
Interest                                                                20,700                  19,900
Other                                                                   10,200                  12,400
                                                                 -------------        ----------------

                                                                       661,400                 571,600
                                                                 -------------        ----------------


COSTS AND EXPENSES
------------------

Property operating                                                     253,500                 266,000
Depreciation                                                           114,000                 108,100
Interest                                                               103,100                 104,600
General and administrative:
  Related parties                                                       24,400                  46,600
  Other                                                                 68,100                  37,100
                                                                 -------------        ----------------

                                                                       563,100                 562,400
                                                                 -------------        ----------------

Net income                                                       $      98,300        $          9,200
                                                                 =============        ================

Net income - general partners                                    $       1,000        $            100
                                                                 =============        ================

Net income - limited partners                                    $      97,300        $          9,100
                                                                 =============        ================

Basic and diluted earnings per limited partnership unit          $         .41        $            .04
                                                                 =============        ================

                See Accompanying Notes to Financial Statements

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                        STATEMENTS OF PARTNERS' EQUITY
                        ------------------------------
                FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997
                ----------------------------------------------

                                                                                          Units
                                                                                       Subscription
                                    General                     Limited                     Note
                                    Partners                    Partners                 Receivable                   Total
                                  ------------                ------------            ----------------            --------------
Balance at
December 31, 1996                 $     23,800                $  4,428,900            $     (100,000)             $    4,352,700
Cash distributions                      (2,000)                   (200,000)                                             (202,000)

Net income                                 100                       9,100                                                 9,200

Repayment of
 Subscription Note                                                                           100,000                     100,000

Repurchase of limited
   partnership units                                               (20,000)                                              (20,000)
                                  ------------                ------------            --------------              --------------

Balance at
December 31, 1997                       21,900                   4,218,000                         -                   4,239,900
                                  ------------                ------------            --------------              --------------
Cash distributions                      (2,000)                   (194,400)                                             (196,400)

Net income                               1,000                      97,300                                                98,300

Repurchase of limited
  partnership units                                                (41,600)                                              (41,600)
                                  ------------                ------------            --------------              --------------
Balance at
December 31, 1998                 $     20,900          $        4,079,300                         -              $    4,100,200
                                  ============               =============            ==============              ==============

                See Accompanying Notes to Financial Statements

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                           For The Year Ended December 31,
                                                                     ------------------------------------------
                                                                            1998                     1997
                                                                     ---------------           ----------------
Cash flows from operating activities:
 Net income                                                           $       98,300           $        92,000
  Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                              114,000                   108,100
  Equity in earnings of joint ventures and limited partnerships             (102,700)                  (68,600)
  Joint ventures' and limited partnerships cash distributions                102,700                    68,600
  Amortization of deferred financing costs                                     9,000                     9,000
  Loss  on sale of property held for investment                                                          5,300
Changes in operating assets and liabilities:
 Decrease in other assets                                                      7,500                    17,100
 Decrease in accounts payable                                                 (4,000)                  (15,000)
 (Decrease) increase in due to General Partners and affiliates               (13,900)                   21,000
 Increase (decrease) in accrued expenses                                      51,900                    (9,400)
 Decrease in tenant deposits and other liabilities                            (6,300)                   (1,600)
                                                                     ---------------                -----------

Net cash provided by operating activities                                    256,500                   143,700
                                                                     ---------------                -----------

Cash flows from investing activities:
  Joint ventures' and limited partnerships cash distributions                166,600                    61,200
  Increase in property held for investment                                   (74,400)                  (15,400)
  Investments in joint ventures and limited partnerships                      (4,900)                 (225,200)
  Proceeds from sale of property held for investment                               -                    10,800
                                                                     ---------------                -----------

Net cash provided by (used in) investing activities                           87,300                  (168,600)
                                                                     ---------------                -----------

Cash flows from financing activities:
   Cash distributions                                                       (196,400)                 (202,000)
   Repurchase of limited partnership units                                   (41,600)                  (20,000)
   Payment of deferred financing costs                                             -                         -
   Proceeds from payment of subscription receivable                                -                   100,000
                                                                     ---------------                -----------

Net cash used in financing activities                                       (235,000)                 (122,000)
                                                                     ---------------                -----------
Net increase (decrease) in cash and cash equivalents                         105,800                  (146,900)
Cash and cash equivalents at beginning of year                               376,900                   523,800
                                                                     ---------------                -----------

Cash and cash equivalents at end of year                              $      482,700                   376,900
                                                                     ===============                ===========
Supplemental disclosure of cash flow information:
  Cash paid during the year for
    interest (none capitalized)                                       $       95,693                   103,314
                                                                     ===============                ===========

                See Accompanying Notes to Financial Statements

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ----------------------------------------------------------------

The Partnership
---------------

Windsor Park Properties 5, a California Limited Partnership (the"Partnership"), was formed in June 1987 for the purpose of acquiring and holding existing manufactured home communities for investment. The general partners of the Partnership are The Windsor Corporation ("TWC"), a California corporation, and John A. Coseo, Jr. In September 1997, Chateau Communities Inc., ("Chateau"), a publicly held real estate investment trust, purchased 100 percent of the shares of The Windsor Corporation.

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


Property Held For Investment
----------------------------

Property held for investment is carried at cost unless facts and circumstances indicate that the carrying value of the property may be impaired. Impairment is determined by comparing the estimated future cash flows (undiscounted and without interest charges) from an individual property to its carrying value. If such cash flows are less than the property's carrying value, the carrying value of the project is written down to its estimated fair value. No such writedowns were recorded for the years ended December 31, 1998 or 1997.

Property held for investment is depreciated over various estimated useful lives (buildings and improvements - 5 to 20 years; fixtures and equipment - 3 to 5 years) using the straight-line method. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in net income. Repairs and maintenance are charged to operations as incurred.

Investments in Joint Ventures and Limited Partnerships
------------------------------------------------------

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

Basic and Diluted Earnings per Limited Partnership Unit
-------------------------------------------------------

Basic and diluted earnings per limited partnership unit are calculated based on the weighted average number of limited partnership units outstanding during the year and the net income allocated to the limited partners. Basic and diluted earnings per limited partnership unit are the same, as the Partnership has no dilutive securities. The weighted average number of limited partnership units outstanding during the years ended December 31, 1998 and 1997 was 237,277 and 239,644, respectively.

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

Revenue Recognition
-------------------

Rental income is recognized when earned and due from residents. The leases entered into by residents for the rental of a site are generally for terms not longer than one year and renewable upon the consent of both parties or, in some instances, as provided by statute.

NOTE 2.  PARTNERSHIP AGREEMENT
         ---------------------

In accordance with the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions. The number of limited partnership units outstanding at December 31, 1998 and 1997 was 235,716 and 238,637, respectively, which represented capital contributions of $23,571,600 and $23,863,700, respectively. During the years ended December 31, 1998 and 1997, the Partnership repurchased 2,921 units and 1,997 units, respectively, for $41,600 and $20,000, respectively from the limited partners. The general partners owned 1,039 units at both December 31, 1998 and 1997.

The General Partners are entitled to receive from the Partnership various fees and compensation which are summarized as follows:

Operational Stage
-----------------

The profits, losses and cash distributions of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the General Partners.

The Partnership reimburses TWC for certain direct expenses and employee, executive and administrative time incurred on the Partnership's behalf. The Partnership was charged $24,400 and $52,800 for such costs during the years ended December 31, 1998 and 1997, respectively. These costs are included in property operating and general and administrative expenses in the accompanying statements of operations. As of December 31, 1998, the partnership owed TWC $7,100.

Liquidation Stage
-----------------

During the Partnership's liquidation stage, the total compensation paid to all persons for the sale of investment properties is limited to competitive real estate commissions, not to exceed 6% of the contract price for the sale of the property. The general partners may receive up to one-half of the competitive real estate commission, not to exceed 3%, if they provide a substantial amount of services in the sales effort. The general partners' commission is subordinated to the limited partners' receiving a 9% cumulative, non-compounded annual return (Preferred Return) on their original capital investments. No commissions were paid to the General Partners during the years ended December 31, 1998 and 1997.

The general partners receive 1% of cash distributions from the sale or financing of Partnership properties. This participation increases to 15% after the Limited Partners have received their original invested capital plus their Preferred Return.

The general partnership properties. However, if applicable, profits on sale will first be allocated 100% to the General Partners to the extent of their negative capital account.

The general partners received cash distributions of $2,000 for each of the years ended December 31, 1998 and 1997.

NOTE 3.  PROPERTY HELD FOR INVESTMENT
         ----------------------------

Property held for investment consists of two manufactured home communities summarized as follows:

     Name of Property             Date Acquired                 Location
     ----------------             -------------                 --------
     Lakeside                      July 15, 1988                Lithia Springs, Georgia
     Plantation Estates            December 30, 1988            Douglasville, Georgia

                                               December 31, 1998
                                             --------------------
     Land                                    $          1,507,800
     Buildings and improvements                         2,128,700
     Fixtures and equipment                                45,600
                                             --------------------
                                                        3,682,100
     Less accumulated depreciation                     (1,077,800)
                                             --------------------

                                             $          2,604,300
                                             ====================

NOTE 4.  INVESTMENTS IN JOINT VENTURES AND LIMTED PARTNERSHIPS
         -----------------------------------------------------

The Partnership's investments in joint ventures consist of interests in five manufactured home communities summarized as follows:

                            Ownership
Name of Property            Percentage       Date Acquired           Location
----------------            ----------       -------------           ----------
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

In February 1997, the Partnership purchased a 9% interest in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated entities. The Partnership's cost of its equity interest in the communities was $207,000. In connection with the purchase, the limited partnership obtained a $3,040,000 loan, collateralized by the communities.

The combined condensed financial position and results of operations of the joint ventures and limited partnerships are as follows (unaudited):

Financial Position
------------------
                                                                  December 31, 1998
                                                               --------------------
Property held for investment, net                              $         17,973,800
Cash                                                                         82,700
Other assets                                                                295,300
                                                               --------------------
      Total assets                                             $         18,351,800
                                                               ====================

Mortgage notes payable                                         $          9,779,600
Accounts payable                                                             11,400
Other liabilities                                                           205,900
                                                               --------------------
     Total liabilities                                                    9,996,900
Partners' equity                                                          8,355,000
                                                               --------------------
     Total liabilities and partners' equity                    $         18,351,900
                                                               ====================

                                           For the Year Ended December 31,
                                       -------------------------------------------

Results of Operations                         1998                     1997
---------------------                  -----------------        ------------------
Property revenues                      $       3,174,300        $        2,937,600
                                       -----------------        ------------------

Expenses:
  Property operating                           1,491,000                 1,428,100
  Interest                                       917,200                   837,700
  Depreciation                                   587,700                   550,800
                                       -----------------        ------------------
                                               2,995,900                 2,816,600
                                       -----------------        ------------------
Net income                             $         178,400        $          121,100
                                       =================        ==================

NOTE 5:  MORTGAGE NOTE PAYABLE
         ---------------------

The Partnership obtained a $1,097,000 mortgage loan collateralized by the Lakeside and Plantation Estates communities. The loan is payable in monthly interest only installments bearing interest at 90-day LIBOR plus 2.95% (8.23% at December 31, 1998) and is due in September 2002.

NOTE 6.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to the Limited Partners for the years ended December 31, 1998 and 1997 follows:

                                           1998                                           1997
                        ---------------------------------------            ----------------------------------
                                                         Per                                            Per
                              Amount                     Unit                     Amount                Unit
                              ------                     ----                     ------                ----
Net income
- Limited Partners      $         97,300             $      .41              $        9,100            $    .04
Return of capital                 97,100                    .41                     190,900                 .79
                       -------------------            ----------              --------------           ---------
Total Distributions     $        194,400             $      .82              $      200,000            $    .83
                       ===================            ==========              ==============           =========

NOTE 7.  FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

The carrying amounts of cash equivalents, other assets, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of the financial instruments. The mortgage note payable bears interest at a variable rate indexed to LIBOR; therefore, the General Partners believe the carrying value of the note approximates fair value.

NOTE 8.  CONTINGENCIES
         -------------

The Partnership, as an owner of real estate, is subject to various environmental laws. Compliance by the Partnership with existing laws has not had a material effect on the results of operations, financial condition or cash flows of the Partnership, nor does management believe it will have a material impact in the future.

The Partnership is jointly and severally liable for $9,779,600 of debt issued by affiliated entities in which it has a joint venture or limited partnership investment.

NOTE 9.  RELATED PARTY TRANSACTIONS
         --------------------------

Chateau and/or its predecessor have been providing property management services to the Partnership since 1992. For this service, Chateau is paid a property management fee, which is based on a percentage of actual gross receipts of the properties. The total management fees paid to Chateau were $26,500 and $23,800 for the years ended December 31, 1998 and 1997, respectively. In addition certain direct expenses are paid by Chateau on behalf of the Partnership and then reimbursed by the Partnership. These amounts were $62,600 and $54,900 for the years ended December 31, 1998 and 1997, respectively.

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

                                   PART III
                                   --------

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
         --------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

The general partners of the Partnership are The Windsor Corporation and John A. Coseo, Jr.

In July 1994, The Windsor Corporation merged into Windsor Group, Inc., a majority-owned subsidiary. In conjunction with the merger, Windsor Group, Inc. changed its name to The Windsor Corporation, (hereafter, "The Windsor Corporation").

These entities were incorporated in 1977 and 1992, respectively, to engage in the real estate syndication business. Historically, they have concentrated solely on the acquisition, management, and sale of fully-developed manufactured home communities through the investment programs which they sponsor.

The executive officers of The Windsor Corporation do not receive direct compensation from the Partnership in these capacities and are only required to spend such time on the Partnership's affairs as is deemed necessary.
Substantial amounts of these officers' time is spent on matters unrelated to the Partnership.

The names, ages, and nature of the positions held by the directors and executive officers of The Windsor Corporation follow:

                Name                  Age                  Office
     ------------------------      --------    -------------------------------
     Steven G. Waite                 44        President and Director
     Gary P. McDaniel                53        Director
     C.G. Kellogg                    55        Director

A brief background of the general partners, directors and certain executive officers of The Windsor Corporation follows.

Steven G. Waite (44) joined The Windsor Corporation in August 1997 as President. Since 1991, until his involvement with Windsor, Mr. Waite served as Vice President/General Manager of the Communities Division at Clayton Homes. He was responsible for the original start up of this division, and subsequently built it into a successful and profitable area of Clayton Homes, expanding from eight communities to 67 communities. In addition, Mr. Waite has over eight years of experience in the manufactured home community-lending arena. He earned a Bachelor of Arts degree from the University of Colorado and a Master of Business Administration from the University of Alabama. Mr. Waite is active in the Manufactured Housing Institute.

Gary P. McDaniel (53) a director of The Windsor Corporation, has been Chief Executive Officer and a director of Chateau Communities, Inc. ("Chateau") since February 1997. He served as the Chairman of the Board, President and Chief Executive Officer for ROC Communities, Inc., which merged with Chateau in 1997. Since 1993, he has been an executive and shareholder of ROC and its predecessors since 1979, and has been active in the manufactured home industry since 1972. Mr. McDaniel is also a trustee of N'Tandem Trust, which is advised by The Windsor Corporation. Mr. McDaniel has been active in several state and national manufactured home associations, including associations in Florida and Colorado. In 1996, he was named "Industry Person of the Year" by the National Manufactured Housing Industry Association. Mr. McDaniel is on the Board of Directors of the Manufactured Housing Institute. He is a graduate of the University of Wyoming and served as a Captain in the United States Air Force.

C.G. ("Jeff") Kellogg (55) has been President and a director of Chateau since its inception and was Chief Executive Officer of Chateau from its inception to February 1997. For the five years preceding the formation of Chateau, Mr. Kellogg was President and Chief Operating Officer of Chateau Estates. He is extremely active in local and national industry associations, often in leadership positions. Mr. Kellogg is a past President of the Michigan Manufactured Housing Association and served on the Manufactured Housing Institute's Community Operations Committee. He is a graduate of Michigan Technological University with a B.S. in Civil Engineering.

John A. Coseo, Jr. (59) the other general partner of the Partnership was the founder of The Windsor Corporation in 1977 and has been actively involved in all facets of the manufactured housing business since that time, Mr. Coseo resigned from his positions as director and executive officer of The Windsor Corporation in 1997. From 1979 to the present, Mr. Coseo has acted as general partner or advisor in the acquisition and management of 56 manufactured home communities throughout the United States. Mr. Coseo is a general partner of seven limited partnerships which have registered their securities under the Securities and Exchange Act of 1934.

Item 10.  EXECUTIVE COMPENSATION
          ----------------------

The Partnership has not paid and does not propose to pay any remuneration or retirement benefits to John A. Coseo, Jr. and the directors or executive officers of The Windsor Corporation. Refer to Item 12 (Certain Relationships and Related Transactions) for cash distributions and expense reimbursements paid to The Windsor Corporation by the Partnership.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners

          No person is known by the Partnership to be the beneficial owner of more than 5% of the limited partnership units.

(b)  Security Ownership of Management

          The following table presents certain information regarding the number of units owned, directly or indirectly, by (i) each General Partner and (ii) all General Partners as a group as of December 31, 1998:

                                                                Amount and Nature of   Percent of Class
     Title of Class                    Beneficial Owner         Beneficial Ownership
     -------------------------------------------------------------------------------------------------
     Units of Limited                  John A. Coseo, Jr.,
     Partnership Interest              a General Partner                  39               .017%

     Units of Limited                  The Windsor Corporation,
     Partnership Interest              a General Partner               1,000               .424%
                                                                       -----               ----

     Units of Limited                  All General Partners as
     Partnership Interest              a group                         1,039               .441%
                                                                       =====               ====

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The following table reflects all compensation paid to the general partners during the years ended December 31, 1998 and 1997.

Form of Compensation and Entity Receiving                 1998          1997
-----------------------------------------                 ----          ----
Expense reimbursement - The Windsor Corporation             $24,400     $52,800
Cash distributions - The Windsor Corporation                $ 2,000     $ 2,000

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

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 1999.


                 WINDSOR PARK PROPERTIES 5
                 A California Limited Partnership by:
                 THE WINDSOR CORPORATION

                 By: /s/Steven G. Waite
                    -----------------------------------
                    STEVEN G. WAITE
                    President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                        Title                                    Date
---------                        -----                                    ----
/s/Steven G. Waite               President of The Windsor Corporation,    March 31, 1999
-------------------------------
STEVEN G. WAITE                  a general partner.


/s/Gary P. McDaniel              Director of The Windsor Corporation, a   March 31, 1999
-------------------------------
GARY P. MCDANIEL                 general partner.


/s/C.G. Kellogg                  Director of The Windsor Corporation, a   March 31, 1999
-------------------------------
C.G. KELLOGG                     general partner.


/s/John A. Coseo, Jr.            General Partner                          March 31, 1999
-------------------------------
JOHN A. COSEO, JR.