Form 10QSB
period 1999-03-31
WINDSOR PARK PROPERTIES 5
filed 1999-05-07
CIK 818817

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


    For the quarterly period ended      March 31, 1999
                                   ------------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



    For the transition period from _________________ to _________________


    Commission file number   0-16642
                           ----------------------------------------------


          WINDSOR PARK PROPERTIES 5, A CALIFORNIA LIMITED PARTNERSHIP
   ------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          California                                              33-0243223
-------------------------------                             --------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)




            6160 S. Syracuse Way, Greewood Village, Colorado 80111
--------------------------------------------------------------------------------
                   (Address of principal executive offices)



                                (303) 741-3707
--------------------------------------------------------------------------------
                          (Issuer's telephone number)



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

                               TABLE OF CONTENTS

                                    PART I
                                    ------


                                                                            Page
                                                                            ----

Item 1.   Financial Statements                                                2

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 7


                                    PART II
                                    -------

Item 6.   Exhibits and Reports on Form 8-K                                    9

          SIGNATURE                                                          10

                                     PART I
                                     ------

Certain matters discussed under the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-QSB may constitute forward-looking statements for purposes of
Section 21E of the Securities Exchange Act of 1934, as amended, and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Windsor Park Properties 5, a California Limited Partnership, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1.   Financial Statements
-------



                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)


                                                                          March 31, 1999
                                                                   -----------------------------
ASSETS
------
Property held for investment:
  Land                                                               $                 1,507,800
  Buildings and improvements                                                           2,140,000
  Fixtures and equipment                                                                  35,500
                                                                   -----------------------------

                                                                                       3,683,300
Less accumulated depreciation                                                         (1,105,700)
                                                                   -----------------------------
                                                                                       2,577,600

Investments in joint ventures and limited partnerships                                 2,196,200
Cash and cash equivalents                                                                446,900
Deferred financing costs                                                                  31,500
Other assets                                                                              29,100
                                                                   -----------------------------

Total Assets                                                         $                 5,281,300
                                                                   =============================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Liabilities:
  Mortgage note payable                                              $                 1,097,000
  Accrued expenses                                                                        75,900
  Due to General Partners and affiliates                                                  15,600
  Tenant deposits and other liabilities                                                   29,300
                                                                   -----------------------------

Total Liabilities                                                                      1,217,800
                                                                   -----------------------------

Partners' equity:
  Limited partners                                                                     4,043,000
  General partners                                                                        20,500
                                                                   -----------------------------

                                                                                       4,063,500
                                                                   -----------------------------

Total Liabilities and Partner's Equity                               $                 5,281,300
                                                                   =============================



                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                                                Three Months Ended March 31,
                                                    -----------------------------------------------------

                                                             1999                        1998
                                                    -------------------------    ------------------------
REVENUES
--------
Rent and utilities                                     $              132,300      $              126,800
Equity in earnings of joint ventures and limited
 partnerships                                                          43,700                      30,900
Interest                                                                4,300                       7,700
Other                                                                  11,700                       2,700
                                                    -------------------------    ------------------------

                                                                      192,000                     168,100
                                                    -------------------------    ------------------------
COSTS AND EXPENSES
------------------
Property operating                                                     55,500                      65,500
Depreciation and amortization                                          27,900                      27,100
Interest                                                               24,400                      26,400
General and administrative:
  Related parties                                                       3,300                       7,400
  Other                                                                16,400                      16,900
                                                    -------------------------    ------------------------

                                                                      127,500                     143,300
                                                    -------------------------    ------------------------

Net income                                             $               64,500      $               24,800
                                                    =========================    ========================

Net income - general partners                          $                  600      $                  200
                                                    =========================    ========================

Net income - limited partners                          $               63,900      $               24,600
                                                    =========================    ========================

Basic and Dilutive Earnings per limited partnership
 unit                                                  $                  .27      $                 0.10
                                                    =========================    ========================



                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)



                                                                 Three Months Ended March 31,
                                                    ------------------------------------------------------
                                                               1999                         1998
                                                    -------------------------     ------------------------
Cash flows from operating activities:
  Net income (loss)                                    $               64,500       $               24,800
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                                                                   27,100
    Equity in earnings of joint ventures and
     limited partnerships                                              27,900                      (30,900)
    Joint ventures' and limited partnerships cash
     distributions                                                    (43,700)                      30,900
    Amortization of deferred financing costs                           43,700                        2,300
    Gain on sale of property held for investment                        2,300                            0

    Changes in operating assets and liabilities:
      (Increase) decrease in other assets                              (7,700)                      (5,400)
      Accounts payable                                                   (900)                      (4,000)
      Accrued expenses                                                  4,700                       21,700
      Due to General Partners and affiliates                            8,500                        2,100
      Tenant deposits and other liabilities                               700                       (6,000)
                                                    -------------------------     ------------------------

Net cash provided by operating activities                             100,000                       62,600
                                                    -------------------------     ------------------------
Cash flows from investing activities:
  Investment in joint venture and limited
   partnerships                                                           100                            0
  Joint ventures' and limited partnerships cash
   distributions                                                      (33,500)                      60,600
  Increase in property held for investment                             (1,200)                      (2,000)
                                                    -------------------------     ------------------------

Net cash (used in) provided by investing activities                   (34,600)                      58,600
                                                    -------------------------     ------------------------

Cash flows from financing activities:
  Cash distributions                                                  (97,700)                     (98,500)
  Repurchase of limited partnership units                              (3,500)                        (300)
                                                    -------------------------     ------------------------

Net cash used in financing activities                                (101,200)                     (98,800)
                                                    -------------------------     ------------------------

Net increase (decrease) in cash and cash equivalents                  (35,800)                      22,400

Cash and cash equivalents at beginning of period                      482,700                      376,900
                                                    -------------------------     ------------------------

Cash and cash equivalents at end of period             $              446,900       $              399,300
                                                    =========================     ========================



                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  THE PARTNERSHIP
         ---------------

Windsor Park Properties 5, A California Limited Partnership (the "Partnership"), was formed in June 1987 for the purpose of acquiring and holding existing manufactured home communities for investment. The General Partners of the Partnership are The Windsor Corporation ("TWC"), a California corporation, and John A. Coseo, Jr. In September 1998, Chateau Communities Inc., a publicly held real estate investment trust, ("Chateau") purchased 100 percent of the shares of The Windsor Corporation.

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

The Partnership was organized in September 1987 and thus, many of our current limited partners have held an investment in the Partnership for more than 11 years. The general partners believe that many of the limited partners would like to have the opportunity to achieve liquidity in their investment in the Partnership. Accordingly, the general partners are currently exploring possible strategic alternatives for the Partnership with a view towards providing limited partners with the opportunity to achieve liquidity in their investment. There can, however, be no assurances that any proposal determined by the general partners to be in the best interests of the limited partners will be consummated or that the Partnership will not continue in its current form until the end of its stated term.

NOTE 2.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at March 31, 1999 and the related statements of operations for the three months ended March 31, 1999 and 1998 and the statements of cash flows for the three months ended March 31, 1999 and 1998 are unaudited. However, in the opinion of the general partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on Form 10-KSB for the year ended December 31, 1998.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         ------------------------------------------------------

The Partnership's investments in joint ventures and limited partnerships consist of interests in five manufactured home communities at March 31, 1999. The combined condensed results of operations of the joint venture and limited partnership properties for the three months ended March 31, 1999 and 1998 are as follows:

                                                  1999                       1998

   Property revenues                   $               839,800     $              816,400
   Expenses:
   Property operating                                  358,700                    353,200
   Interest                                            215,700                    247,500
   Depreciation                                        147,300                    146,100
   General and administrative                            3,800                      5,000
                                     -------------------------   ------------------------

                                                       725,500                    751,800
                                     -------------------------   ------------------------

   Net income                          $               114,300     $               64,600
                                     =========================   ========================



NOTE 4.  BASIC AND DILUTIVE EARNINGS (LOSS) PER LIMITED PARTNERSHIP UNIT
         ---------------------------------------------------------------

Basic and dilutive earnings (loss) per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income (loss) allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three months ended March 31, 1999 and 1998 was 235,603 and 238,507 respectively.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the three months ended March 31, 1999 and 1998 follows:

                                                  1999                                                 1998
                                 ----------------------------------------    ------------------------------------------------
                                                                Per                                                 Per
                                                Amount          Unit                           Amount               Unit
                                                ------          ----                           ------               ----
Net income-limited partners        $            63,900      $         .27       $              24,600           $        0.10
Return of capital                               32,800                .14                      75,400                    0.32
                                 ---------------------    ---------------     -----------------------         ---------------

                                   $            96,700      $         .41       $             100,000           $        0.42
                                 =====================    ===============     =======================         ===============

Item 2.
-------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Three months ended March 31, 1999 as compared to three months ended March 31,
-----------------------------------------------------------------------------
1998
----

The following discussion should be read in conjunction with the financial statements and Notes thereto included elsewhere in this Form 10-QSB.

Results of Operations
---------------------

The Partnership's net income was $64,500 and $24,800 for the three months ended March 31, 1999 and 1998, respectively. The net income per limited partnership unit was $0.27 in 1999 compared to $0.10 in 1998.

Rent and utilities revenues increased from $126,800 in 1998 to $132,300 in 1999 due to rent increases and increased occupancy at both the Lakeside and Plantation Estates communities.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five manufactured home communities. Equity in earnings of joint ventures and limited partnerships increased from $30,900 in 1998 to $43,700 in 1999, mainly due to rent increases recognized at the Town & Country Estates, Rancho Margate, Winterhaven and Apache East communities.

Property operating expenses decreased from $65,500 in 1998 to $55,500 in 1999, primarily due to lower advertising and property tax expenses.

Interest expense remained relatively constant at $24,400 in 1999 compared to $26,400 in 1998.

General and administrative expense decreased from $24,300 in 1998 to $19,700 in 1999 due mainly to lower employee time charged to the General Partners.

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of cash during the three months ended March 31, 1999 were from the operations of its investment properties and cash distributions from joint ventures. The primary uses of cash during the same period were for cash distributions to partners.

No further investment property acquisitions are planned by the General Partners.

At March 31, 1999, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $3,371,200, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 8.36% at March 31, 1999.

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

Inflation
---------

All of the leases or terms of tenants' occupancies at the properties allow for at least annual rental adjustments. In addition, all of the leases are month-to-month and enable the Trust to seek market rentals upon reletting the sites.
Such leases generally minimize the risk to the Trust of any adverse effect of inflation.

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

Substantially all of the computer systems and applications and operating systems in use in use by the Windsor Corporation and the properties have been, or are in the process of being upgraded and modified. The Partnership is of the opinion that, in connection with those upgrades and modifications, it has addressed applicable year 2000 issues as they might affect the computer systems and applications located in the Partnership's offices and properties. The Partnership anticipates that implementation of solutions to any year 2000 issue which it may discover will require the expenditure of sums which the Partnership does not expect to be material.

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

                                    PART II
                                    -------



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)  Exhibits and Index of Exhibits

              (3) Certificate and Agreement of Limited Partnership filed as Exhibit A to Registration Statement No. 33-15878 and incorporated herein by reference.

              (27) Financial Data Schedule

         (b)  Reports on Form 8-K

              None

                                 SIGNATURE



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           WINDSOR PARK PROPERTIES 5,
                        A California Limited Partnership


                         By:  The Windsor Corporation, its general partner

                              By /s/ Steven G. Waite
                                 ------------------------------------
                                 STEVEN G. WAITE
                                 President


Date:  May 7, 1999