Form 10QSB
period 1999-06-30
WINDSOR PARK PROPERTIES 5
filed 1999-08-12
CIK 818817

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


  For the quarterly period ended      June 30, 1999
                                 -----------------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



  For the transition period from ___________________ to __________________


  Commission file number   0-16642
                         -------------------------------------------------


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


            6160 S. Syracuse Way, Greewood Village, Colorado 80111
     --------------------------------------------------------------------
                   (Address of principal executive offices)



                                 (303)741-3707
                 ---------------------------------------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (x)     No  (  )
     ---         ----

Transitional small business disclosure format (check one): Yes [  ]  No [X]

                               TABLE OF CONTENTS

                                    PART I
                                    ------


                                                                           Page
                                                                           ----

Item 1.   Financial Statements                                               2

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                8


                                    PART II
                                    -------

Item 6.   Exhibits and Reports on Form 8-K                                  11

          SIGNATURE                                                         12

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

Item 1.   Financial Statements
-------


                                   WINDSOR PARK PROPERTIES 5
                                   -------------------------
                               (A California Limited Partnership)
                                         BALANCE SHEET
                                        --------------
                                          (unaudited)

                                                                           June 30, 1999
                                                                   ----------------------------
ASSETS
------

Property held for investment:
  Land                                                               $                1,507,800
  Buildings and improvements                                                          2,140,000
  Fixtures and equipment                                                                 49,600
                                                                   ----------------------------
                                                                                      3,697,400

Less accumulated depreciation                                                        (1,134,300)
                                                                   ----------------------------
                                                                                      2,563,100

Investments in joint ventures and limited partnerships                                2,153,900
Cash and cash equivalents                                                               521,700
Deferred financing costs                                                                 29,200
Other assets                                                                             37,200
                                                                   ----------------------------
Total Assets                                                         $                5,305,100
                                                                   ============================


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Mortgage note payable                                              $                1,097,000
  Accrued expenses                                                                       73,200
  Due to General Partners and affiliates                                                 12,100
  Tenant deposits and other liabilities                                                  29,600
                                                                   ----------------------------
Total Liabilities                                                                     1,211,900
                                                                   ----------------------------

Partners' equity:
  Limited partners                                                                    4,072,200
  General partners                                                                       21,000
                                                                   ----------------------------
                                                                                      4,093,200
                                                                   ----------------------------

Total Liabilities and Partner's Equity                               $                5,305,100
                                                                   ============================



                See accompanying notes to financial statements.

                                        WINDSOR PARK PROPERTIES 5
                                       --------------------------
                                   (A California Limited Partnership)
                                        STATEMENTS OF OPERATIONS
                                       -------------------------
                                               (unaudited)

                                                               Three Months Ended June 30,
                                                    -----------------------------------------------------

                                                              1999                        1998
                                                    -------------------------    ------------------------

REVENUES
--------

Rent and utilities                                     $              137,600      $              132,500
Equity in earnings of joint ventures and limited
 partnerships                                                          42,400                      26,600
Interest                                                                4,300                       2,500
Other                                                                   2,200                       2,800
                                                    -------------------------    ------------------------

                                                                      186,500                     164,400
                                                    -------------------------    ------------------------

COSTS AND EXPENSES
------------------

Property operating                                                     64,900                      65,200
Depreciation and amortization                                          28,500                      27,100
Interest                                                               24,000                      26,100
General and administrative:
  Related parties                                                       3,800                       6,400
  Other                                                                18,900                      15,100
                                                    -------------------------    ------------------------

                                                                      140,100                     139,900
                                                    -------------------------    ------------------------

Net income                                             $               46,400      $               24,500
                                                    =========================    ========================

Net income - general partners                          $                  500      $                  200
                                                    =========================    ========================

Net income - limited partners                          $               45,900      $               24,300
                                                    =========================    ========================

Basic and diluted earnings per limited partnership
 unit                                                  $                 0.20      $                 0.10
                                                    =========================    ========================



                See accompanying notes to financial statements.

                                        WINDSOR PARK PROPERTIES 5
                                       --------------------------
                                   (A California Limited Partnership)
                                        STATEMENTS OF OPERATIONS
                                       -------------------------
                                               (unaudited)

                                                                 Six Months Ended June 30,
                                                    -----------------------------------------------------

                                                               1999                        1998
                                                    -------------------------    ------------------------

REVENUES
--------

Rent and utilities                                     $              269,800      $              259,300
Equity in earnings of joint ventures and limited
 partnerships                                                          86,100                      57,400
Interest                                                                8,600                      10,200
Other                                                                  14,000                       5,500
                                                    -------------------------    ------------------------

                                                                      378,500                     332,400
                                                    -------------------------    ------------------------

COSTS AND EXPENSES
------------------

Property operating                                                    120,400                     130,700
Depreciation and amortization                                          56,400                      54,100
Interest                                                               48,400                      52,600
General and administrative:
  Related parties                                                       7,100                      13,800
  Other                                                                35,300                      32,000
                                                    -------------------------    ------------------------

                                                                      267,600                     283,200
                                                    -------------------------    ------------------------

Net income                                             $              110,900      $               49,200
                                                    =========================    ========================

Net income - general partners                          $                1,100      $                  500
                                                    =========================    ========================

Net income - limited partners                          $              109,800      $               48,700
                                                    =========================    ========================

Basic and diluted earnings per limited partnership
 unit                                                  $                 0.47      $                 0.20
                                                    =========================    ========================



                See accompanying notes to financial statements.

                                         WINDSOR PARK PROPERTIES 5
                                        --------------------------
                                    (A California Limited Partnership)
                                         STATEMENTS OF CASH FLOWS
                                        -------------------------
                                                (unaudited)

                                                                   Six Months Ended June 30,
                                                    ------------------------------------------------------
                                                               1999                         1998
                                                    -------------------------     ------------------------
Cash flows from operating activities:
  Net income (loss)                                    $              110,900       $               49,200
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
   Depreciation and amortization                                       56,400                       54,100
   Equity in earnings of joint ventures and
     limited partnerships                                             (86,100)                     (57,400)
     Joint ventures' and limited partnerships cash
     distributions                                                     86,100                       57,400
     Amortization of deferred financing costs                           4,600                        4,500

    Changes in operating assets and liabilities:
      (Increase) decrease in other assets                             (15,800)                      (8,900)
      Accounts payable                                                   (900)                      (4,900)
      Accrued expenses                                                  2,000                       35,000
      Due to general partners and affiliates                            5,000                      (14,500)
      Tenant deposits and other liabilities                             1,000                       (6,000)
                                                    -------------------------     ------------------------

Net cash provided by operating activities                             163,200                      108,500
                                                    -------------------------     ------------------------
Cash flows from investing activities:
  Investment in joint venture and limited                             (20,000)                         100
   partnerships
  Joint ventures' and limited partnerships cash                        28,900                      115,700
   distributions
  Increase in property held for investment                            (15,200)                     (70,100)
                                                    -------------------------     ------------------------

Net cash (used in) provided by investing activities                    (6,300)                      45,700
                                                    -------------------------     ------------------------

Cash flows from financing activities:
  Cash distributions                                                  (97,800)                     (98,500)
  Repurchase of limited partnership units                             (20,100)                     (20,700)
                                                    -------------------------     ------------------------

Net cash used in financing activities                                (117,900)                    (119,200)
                                                    -------------------------     ------------------------

Net increase (decrease) in cash and cash equivalents                   39,000                       35,000

Cash and cash equivalents at beginning of period                      482,700                      376,900
                                                    -------------------------     ------------------------

Cash and cash equivalents at end of period             $              521,700       $              411,900
                                                    =========================     ========================


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  THE PARTNERSHIP
         ---------------

Windsor Park Properties 5, A California Limited Partnership (the "Partnership"), was formed in June 1987 for the purpose of acquiring and holding existing manufactured home communities for investment. The General Partners of the Partnership are The Windsor Corporation ("TWC"), a California corporation, and John A. Coseo, Jr. In September 1998, Chateau Communities Inc., a publicly held real estate investment trust, ("Chateau"), purchased 100 percent of the shares of The Windsor Corporation.

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

NOTE 2.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at June 30, 1999 and the related statements of operations for the three and six months ended June 30, 1999 and 1998 and the statements of cash flows for the six months ended June 30, 1999 and 1998 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on Form 10-KSB for the year ended December 31, 1998.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         ------------------------------------------------------

The Partnership's investments in joint ventures and limited partnerships consist of interests in five manufactured home communities at June 30, 1999. The combined condensed results of operations of the joint venture and limited partnership properties for the six months ended June 30, 1999 and 1998 are as follows:


                                                  1999                       1998
                                        ----------------------      ---------------------

  Property revenues                    $             1,668,700     $            1,604,200
  Expenses:
   Property operating                                  709,700                    719,100
   Interest                                            430,400                    472,700
   Depreciation                                        295,700                    292,300
   General and administrative                           11,500                      9,400
                                     -------------------------   ------------------------

                                                     1,447,300                  1,493,500
                                     -------------------------   ------------------------

   Net income                          $               221,400     $              110,700
                                     =========================   ========================



NOTE 4.  BASIC AND DILUTIVE EARNINGS (LOSS) PER LIMITED PARTNERSHIP UNIT
         ---------------------------------------------------------------

Basic and dilutive earnings (loss) per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income (loss) allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and six months ended June 30, 1999 was 234,903 and 235,253, respectively; and 237,829 and 238,168 for the three and six months ended June 30, 1998, respectively.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to Limited Partners in excess of net income allocated to Limited Partners are considered a return of capital. A breakdown of cash distributions to Limited Partners for the six months ended June 30, 1999 and 1998 follows:

                                                   1999                                                  1998
                                 --------------------------------------------          --------------------------------------------

                                                                   Per                                                    Per
                                         Amount                    Unit                        Amount                     Unit
                                 ---------------------        ---------------          -----------------------         ------------
Net income-limited partners        $           109,800          $         .47            $              48,700           $     0.20
Return of capital                                    -                      -                           51,300                 0.22
Net income in excess of
 distributions                                 (13,000)                  (.06)                               -                    -
                                 ---------------------        ---------------          -----------------------         ------------

                                   $            96,800          $         .41            $             100,000           $     0.42
                                 =====================        ===============          =======================         ============

Item 2.
-------

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                      -----------------------------------


Three months ended June 30, 1999 as compared to three months ended June 30, 1998
--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB.

Results of Operations
---------------------

The Partnership's net income was $46,400 and $24,500 for the three months ended June 30, 1999 and 1998, respectively. The net income per limited partnership unit was $0.20 in 1999 compared to $0.10 in 1998.

Rent and utilities revenues increased from $132,500 in 1998 to $137,600 in 1999 due to rent increases and increased occupancy at both the Lakeside and Plantation Estates communities.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five manufactured home communities. Equity in earnings of joint ventures and limited partnerships increased from $26,600 in 1998 to $42,400 in 1999, mainly due to rent increases recognized at the Town & Country Estates, Rancho Margate, Apache East and Denali Park communities.

Property operating expenses remained relatively constant at $64,900 in 1999 compared to $65,200 in 1998.

Interest expense remained relatively constant at $24,000 in 1999 compared to $26,100 in 1998.

General and administrative expense remained relatively constant at $22,700 in 1999 compared to $21,500 in 1998.

Six months ended June 30, 1999 as compared to six months ended June 30, 1998
----------------------------------------------------------------------------

Results of Operations
---------------------

The Partnership's net income was $110,900 and $49,200 for the six months ended June 30, 1999 and 1998, respectively. The net income per limited partnership unit was $0.47 in 1999 compared to $0.20 in 1998.

Rent and utilities revenues increased from $259,300 in 1998 to $269,800 in 1999 due to rent increases and increased occupancy at both the Lakeside and Plantation Estates communities.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five manufactured home communities. Equity in earnings of joint ventures and limited partnerships increased from $57,400 in 1998 to $86,100 in 1999, mainly due to rent increases recognized at the Town & Country Estates, Rancho Margate, Winterhaven and Apache East communities.

Property operating expenses decreased from $130,700 in 1998 to $120,400 in 1999, primarily due to lower advertising and property tax expenses.

Interest expense decreased from $52,600 in 1998 to $48,400 in 1999 due to lower interest rates.

General and administrative expense decreased from $45,800 in 1998 to $42,400 in 1999 due mainly to lower employee time charged to the General Partners.

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of cash during the six months ended
June 30, 1999 were from the operations of its investment properties and cash distributions from joint ventures. The primary uses of cash during the same period were for cash distributions to partners.

No further investment property acquisitions are planned by the General Partners.

At June 30, 1999, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $3,366,300, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 8.37% at June 30, 1999.

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

Inflation
---------

All of the leases or terms of tenants' occupancies at the properties allow for at least annual rental adjustments. In addition, all of the leases are month-to-month and enable the Partnership to seek market rentals upon reletting the sites. Such leases generally minimize the risk to the Partnership of any adverse effect of inflation.

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


Date:  August 13, 1999