Form 10QSB
period 1999-09-30
WINDSOR PARK PROPERTIES 5
filed 1999-11-12
CIK 818817

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended      September 30, 1999
                                            -----------------------


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



          For the transition period from ____________ to _____________


                        Commission file number   0-16642
                                               ---------


          WINDSOR PARK PROPERTIES 5, A CALIFORNIA LIMITED PARTNERSHIP
          -----------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                           California                                          33-0243223
--------------------------------------------------------------       ---------------------------------
(State or other jurisdiction of incorporation or organization)       (IRS Employer Identification No.)



           6160 S. Syracuse Way, Greenwood Village, Colorado  80111
           --------------------------------------------------------
                   (Address of principal executive offices)



                                (303) 741-3707
                     ------------------------------------
                          (Issuer's telephone number)



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

                                    PART I
                                    ------

Certain matters discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-QSB may constitute forward-looking statements for purposes of
Section 21E of the Securities Exchange Act of 1934, as amended, and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Windsor Park Properties 5, A California Limited Partnership, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1.   Financial Statements
-------


                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)


                                                                         September 30, 1999
                                                                   ---------------------------------
ASSETS
------

Property held for investment:
  Land                                                               $                     1,507,800
  Buildings and improvements                                                               2,140,000
  Fixtures and equipment                                                                      51,900
                                                                   ---------------------------------
                                                                                           3,699,700
Less accumulated depreciation                                                             (1,162,800)
                                                                   ---------------------------------
                                                                                           2,536,900

Investments in joint ventures and limited partnerships                                     2,079,000
Cash and cash equivalents                                                                    539,100
Deferred financing costs                                                                      27,000
Other assets                                                                                  43,200
                                                                   ---------------------------------

Total Assets                                                         $                     5,225,200
                                                                   =================================


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Mortgage note payable                                              $                     1,097,000
  Accrued expenses                                                                            79,800
  Due to General Partners and affiliates                                                      22,600
  Tenant deposits and other liabilities                                                       30,400
                                                                   ---------------------------------

Total Liabilities                                                                          1,229,800
                                                                   ---------------------------------

Partners' equity:
  Limited partners                                                                         3,975,200
  General partners                                                                            20,200
                                                                   ---------------------------------
                                                                                           3,995,400
                                                                   ---------------------------------

Total Liabilities and Partner's Equity                               $                     5,225,200
                                                                   =================================



                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                                                Three Months Ended September 30,
                                                    --------------------------------------------------------

                                                              1999                           1998
                                                    ----------------------------    ------------------------

REVENUES
--------

Rent and utilities                                        $              137,800      $              135,200
Equity in earnings of joint ventures and limited
 partnerships                                                             33,300                      24,000
Interest                                                                   4,700                       5,700
Other                                                                      1,700                       2,300
                                                    ----------------------------    ------------------------

                                                                         177,500                     167,200
                                                    ----------------------------    ------------------------

COSTS AND EXPENSES
------------------

Property operating                                                        61,000                      68,200
Depreciation and amortization                                             28,600                      27,100
Interest                                                                  24,700                      25,900
General and administrative:
  Related parties                                                          6,300                       6,400
  Other                                                                   33,400                      15,100
                                                    ----------------------------    ------------------------

                                                                         154,000                     142,700
                                                    ----------------------------    ------------------------

Net income                                                $               23,500      $               24,500
                                                    ============================    ========================

Net income - general partners                             $                  200      $                  200
                                                    ============================    ========================

Net income - limited partners                             $               23,300      $               24,300
                                                    ============================    ========================

Basic and diluted earnings per limited partnership
 unit                                                     $                 0.10      $                 0.10
                                                    ============================    ========================



                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)




                                                                 Nine Months Ended September 30,
                                                    --------------------------------------------------------

                                                               1999                          1998
                                                    ----------------------------    ------------------------

REVENUES
--------

Rent and utilities                                        $              407,700      $              394,600
Equity in earnings of joint ventures and limited
 partnerships                                                            119,300                      81,400
Interest                                                                  13,300                      15,800
Other                                                                     15,600                       7,700
                                                    ----------------------------    ------------------------

                                                                         555,900                     499,500
                                                    ----------------------------    ------------------------

COSTS AND EXPENSES
------------------

Property operating                                                       181,400                     198,900
Depreciation and amortization                                             85,000                      81,200
Interest                                                                  73,100                      78,400
General and administrative:
  Related parties                                                         13,400                      20,200
  Other                                                                   68,700                      47,100
                                                    ----------------------------    ------------------------

                                                                         421,600                     425,800
                                                    ----------------------------    ------------------------

Net income                                                $              134,300      $               73,700
                                                    ============================    ========================

Net income - general partners                             $                1,300      $                  700
                                                    ============================    ========================

Net income - limited partners                             $              133,000      $               73,000
                                                    ============================    ========================

Basic and diluted earnings per limited partnership
 unit                                                     $                 0.57      $                 0.31
                                                    ============================    ========================



                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)




                                                                   Nine Months Ended September 30,
                                                    ---------------------------------------------------------
                                                                 1999                         1998
                                                    ----------------------------     ------------------------
Cash flows from
operating
activities:
  Net income (loss)                                       $              134,300       $               73,700
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
   Depreciation and amortization                                          85,000                       81,200
    Equity in earnings of joint ventures and
     limited partnerships                                               (119,300)                     (81,500)
    Joint ventures' and limited partnerships cash
     distributions                                                       119,300                       81,500
    Amortization of deferred financing costs                               6,800                       (1,900)

    Changes in operating assets and liabilities:
      (Increase) decrease in other assets                                (21,800)                      (7,000)
      Accounts payable                                                    (2,700)                      (2,100)
      Accrued expenses                                                    10,400                       67,600
      Due to general partners and affiliates                              15,500                      (10,700)
      Tenant deposits and other liabilities                                1,800                       (5,500)
                                                    ----------------------------     ------------------------

Net cash provided by operating activities                                229,300                      195,300
                                                    ----------------------------     ------------------------
Cash flows from investing activities:
  Investment in joint venture and limited                                (20,100)                       1,500
   partnerships
  Joint ventures' and limited partnerships cash                          103,900                      143,500
   distributions
  Increase in property held for investment                               (17,600)                     (73,600)
                                                    ----------------------------     ------------------------

Net cash (used in) provided by investing activities                       66,200                       71,400
                                                    ----------------------------     ------------------------

Cash flows from financing activities:
  Cash distributions                                                    (194,900)                    (196,300)
  Repurchase of limited partnership units                                (44,200)                     (33,300)
                                                    ----------------------------     ------------------------

Net cash used in financing activities                                   (239,100)                    (229,600)
                                                    ----------------------------     ------------------------

Net increase (decrease) in cash and cash equivalents                      56,400                       37,100

Cash and cash equivalents at beginning of period                         482,700                      376,900
                                                    ----------------------------     ------------------------

Cash and cash equivalents at end of period                $              539,100       $              414,000
                                                    ============================     ========================


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  THE PARTNERSHIP
         ---------------

Windsor Park Properties 5, A California Limited Partnership (the "Partnership"), was formed in June 1987 for the purpose of acquiring and holding existing manufactured home communities for investment. The General Partners of the Partnership are The Windsor Corporation, a California corporation ("TWC"), and John A. Coseo, Jr. In September 1998, Chateau Communities Inc., a publicly held real estate investment trust, ("Chateau"), purchased 100% of the shares of TWC.

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

NOTE 2.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at September 30, 1999 and the related statements of operations for the three and nine months ended September 30, 1999 and 1998 and the statements of cash flows for the nine months ended September 30, 1999 and 1998 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on Form 10-KSB for the year ended December 31, 1998.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         ------------------------------------------------------

The Partnership's investments in joint ventures and limited partnerships consist of interests in five manufactured home communities at September 30, 1999. The combined condensed results of operations of the joint venture and limited partnership properties for the nine months ended September 30, 1999 and 1998 are as follows:


                                                  1999                        1998
                                     ------------------------    ------------------------

   Property revenues                   $            2,503,900        $          2,385,500
   Expenses:
    Property Operating                              1,084,600                   1,088,900
    Interest                                          645,000                     697,400
    Depreciation                                      456,300                     438,500
    General and administrative                         14,800                      13,300
                                     ------------------------    ------------------------
                                                    2,200,700                   2,238,100
                                     ------------------------    ------------------------
   Net income
                                                      303,200                     147,400
                                     ========================    ========================


NOTE 4.  BASIC AND DILUTIVE EARNINGS (LOSS) PER LIMITED PARTNERSHIP UNIT
         ---------------------------------------------------------------

Basic and dilutive earnings (loss) per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income (loss) allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and nine months ended September 30, 1999 was 232,213 and 234,737, respectively; and 237,225 and 237,704 for the three and nine months ended September 30, 1998, respectively.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to Limited Partners in excess of net income allocated to Limited Partners are considered a return of capital. A breakdown of cash distributions to Limited Partners for the nine months ended September 30, 1999 and 1998 follows:

                                             1999                                         1998
                             ----------------------------------        ----------------------------------------

                                                        Per                                            Per
                                  Amount               Unit                   Amount                  Unit
                             ---------------      -------------        ------------------        --------------
Net income-limited partners    $     134,300        $      0.57          $         73,100          $       0.31

Return of capital                     58,600               0.25                   126,900                  0.53
                             ---------------      -------------        ------------------        --------------
                               $     192,900        $      0.82          $        200,000          $       0.84
                             ===============      =============        ==================        ==============

Item 2.
-------

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


Three months ended September 30, 1999 as compared to three months ended
-----------------------------------------------------------------------
September 30, 1998
------------------

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB.

Results of Operations
---------------------

The Partnership's net income was $23,500 and $24,500 for the three months ended September 30, 1999 and 1998, respectively. The net income per limited partnership unit was $0.10 in 1999 and in 1998.

Rent and utilities revenues increased from $135,200 in 1998 to $137,800 in 1999 due to rent increases at both the Lakeside and Plantation Estates communities.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five manufactured home communities. Equity in earnings of joint ventures and limited partnerships increased from $24,000 in 1998 to $33,300 in 1999, mainly due to rent increases recognized at the Town & Country Estates, Rancho Margate, Apache East and Denali Park communities.

Property operating expenses decreased from $68,200 in 1998 to $61,000 in 1999 due mainly to decreases in real property taxes and advertising expenses.

Interest expense remained relatively constant at $24,700 in 1999 compared to $25,900 in 1998.

General and administrative expense increased to $39,700 in 1999 from $21,500 in 1998 due mainly to costs incurred to appraise the Partnership's properties.

Nine months ended September 30, 1999 as compared to nine months ended September
-------------------------------------------------------------------------------
30, 1998
--------

Results of Operations
---------------------

The Partnership's net income was $134,300 and $73,700 for the nine months ended September 30, 1999 and 1998, respectively. The net income per limited partnership unit was $0.57 in 1999 compared to $0.31 in 1998.

Rent and utilities revenues increased from $394,600 in 1998 to $407,700 in 1999 due to rent increases at both the Lakeside and Plantation Estates communities.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five manufactured home communities. Equity in earnings of joint ventures and limited partnerships increased from $81,400 in 1998 to $119,300 in 1999, mainly due to rent increases recognized at the Town & Country Estates, Rancho Margate, Winterhaven and Apache East communities.

Property operating expenses decreased from $198,900 in 1998 to $181,400 in 1999, primarily due to lower advertising and property tax expenses.

Interest expense decreased from $78,400 in 1998 to $73,100 in 1999 due to lower interest rates.

General and administrative expense increased from $67,300 in 1998 to $82,100 in 1999 due mainly to costs incurred to appraise the Partnership's properties.

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of cash during the nine months ended September 30, 1999 were from the operations of its investment properties and cash distributions from joint ventures. The primary uses of cash during the same period were for cash distributions to partners.

No further investment property acquisitions are planned by the General Partners.

At September 30, 1999, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $3,361,100, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 8.62% at September 30, 1999.

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

Substantially all of the computer systems and applications and operating systems in use in use by TWC and the properties have been, or are in the process of being upgraded and modified. The Partnership is of the opinion that, in connection with those upgrades and modifications, it has addressed applicable year 2000 issues as they might affect the computer systems and applications located in the Partnership's offices and properties. The Partnership anticipates that implementation of solutions to any year 2000 issue which it may discover will require the expenditure of sums which the Partnership does not expect to be material.

The Partnership is exposed to the risk that one or more of its vendors or service providers may experience year 2000 problems which impact the ability of such vendor or service provider to provide goods and services. Due to the availability of alternative suppliers, this is not considered as significant a risk with respect to the suppliers of goods. The disruption of certain services, however, such as utilities, could, depending upon the extent of the disruption, have a material adverse impact on the Partnership's operations. To date, the Partnership is not aware of any vendor or service provider year 2000 issue that the General Partners believe would have a material adverse impact on the Partnership's operations. The Partnership, however, has no means of ensuring that its vendors or service providers will be year 2000 ready. The inability of vendors or service providers to complete the year 2000 resolution process in a timely fashion could have an adverse impact on the Partnership and the effect of non-compliance by vendors or service providers is not determinable at this time. Residents who pay rent to the Partnership do not pose year 2000 problems for the Partnership given the type and nature of the Partnership's properties and residents.

Widespread disruptions in the national or international economy, including disruptions affecting the financial markets, resulting from year 2000 issues, or in certain industries, such as commercial or investment banks, could also have an adverse impact on the Partnership. The likelihood and effect of such disruptions is not determinable at this time.

The General Partners expect to have all systems appropriately modified before any significant processing malfunctions could occur and does not expect the year 2000 issue will materially impact the financial condition or operations of the Partnership.

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


                      By:  The Windsor Corporation, its Managing General Partner

                      By /s/ Steven G. Waite
                         ------------------------------------
                        STEVEN G. WAITE
                        President


Date:  November 12, 1999