Form 10KSB40
period 1999-12-31
WINDSOR PARK PROPERTIES 5
filed 2000-03-30
CIK 818817

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB


(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from................to...............

Commission file number 0-16642

          WINDSOR PARK PROPERTIES 5, A CALIFORNIA LIMITED PARTNERSHIP
     ---------------------------------------------------------------------
             (Exact name of small business issuer in its charter)

              California                               33-0243223
 -------------------------------    -----------------------------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

         6160 South Syracuse Way, Greenwood Village, Colorado 80111
       ---------------------------------------------------------------
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

      Issuer's revenues for its most recent fiscal year:  $736,200

                  DOCUMENTS INCORPORATED BY REFERENCE:  None

                               TABLE OF CONTENTS

                                    PART I
                                    ------

                                                                                     Page
                                                                                     ----
Item 1.      Description of Business                                                   3

Item 2.      Description of Properties                                                 5

Item 3.      Legal Proceedings                                                         6

Item 4.      Submission of Matters to a Vote of Security Holders                       6

                                    PART II
                                    -------

Item 5.      Market for the Partnership's Units and Related Security Holder Matters    7

Item 6.      Management's Discussion and Analysis                                      7

Item 7.      Financial Statements                                                      9

Item 8.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                                     20

                                    PART III
                                    --------

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act                       21

Item 10.      Executive Compensation                                                  22

Item 11.      Security Ownership of Certain Beneficial Owners and Management          22

Item 12.      Certain Relationships and Related Transactions                          23

Item 13.      Exhibits and Reports on Form 8-K                                        23

              SIGNATURES                                                              24

                                    PART I
                                    ------

Certain matters discussed under the captions "Description of Business," "Description of Properties," "Management's Discussion and Analysis" and elsewhere in this Annual Report on Form 10-KSB may constitute forward-looking statements and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Windsor Park Properties 5, A California Limited Partnership (the "Partnership"), to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

Business Development
--------------------

The Partnership was formed in June 1987 pursuant to the provisions of the California Uniform Limited Partnership Act. The general partners of the Partnership are The Windsor Corporation, A California Corporation ("TWC"), and John A. Coseo, Jr. (together with TWC, the "General Partners"). In September 1997, Chateau Communities, Inc., a publicly held real estate investment trust ("Chateau"), purchased 100% of the outstanding shares of capital stock of TWC.

The Partnership was organized to acquire and hold existing manufactured home communities for investment. Its principal investment objectives are to provide to the Limited Partners: (i) distributions of cash from operations, (ii) preservation, protection and eventual return of the Limited Partners' investment, and (iii) realization of appreciation in the value of the properties acquired.

The Partnership was funded through a public offering of 300,000 limited partner units ("Units"). A total of 243,729 Units were sold for gross proceeds aggregating $24,372,900. In addition, the General Partners purchased 1,000 Units with a $100,000 note. The offering commenced in September 1987 and terminated in September 1988. The net proceeds from the offering were originally expended for the acquisition of undivided interests in nine fully-developed manufactured home communities located in Arizona, Florida, Louisiana, Georgia, Michigan, and Washington. The Partnership paid all cash for these nine properties. The Partnership term is set to expire in December 2001; however, the Partnership may either be dissolved and liquidated earlier or extended under certain circumstances. The Partnership may be extended at the recommendation of the General Partners with approval of a majority-in-interest of the Limited Partners.

The General Partners are currently exploring possible strategic alternatives for the Partnership with a view towards providing Limited Partners with the opportunity to achieve liquidity in their investment. There can, however, be no assurances that any such strategic alternative will be consummated or that the Partnership will not continue in its current form until the end of its stated term.

The Partnership owns interests in the following manufactured home communities at December 31, 1999:


                                                        Date
Name of Property                       Ownership %      Acquired                   Location
-----------------                      -----------      --------                   --------

Lakeside                                      100%      July 1988                  Lithia Springs, Georgia
Plantation Estates                            100%      December 1988              Douglasville, Georgia
Town and Country Estates                       42%      January 1989               Tucson, Arizona
Rancho Margate                                 26%      September 1995             Margate, Florida
Winter Haven                                   26%      October 1995               Winter Haven, Florida
Apache East                                     9%      February 1997              Apache Junction, Arizona
Denali Park Estates                             9%      February 1997              Apache Junction, Arizona

The Partnership owns (i) a 42% partial ownership interest in Town and Country Estates as a tenant in common with Windsor Park Properties 3, A California Limited Partnership, (ii) a 26% limited partner interest in Windsor Park Properties 456, A California Limited Partnership, which holds Rancho Margate and Winter Haven, and (iii) a 9% limited partner interest in Windsor Park Properties 345, An Arizona Limited Partnership, which holds Apache East and Denali Park Estates.

No further property financings or investment property acquisitions are planned by the General Partners.

The overall occupancy of the seven manufactured home communities owned by the Partnership at December 31, 1999 was approximately 95%. The General Partners continue to maintain the properties in good condition and promote them to improve occupancy.

Business of Issuer
------------------

The Partnership is in the business of managing, and eventually selling its interests in, the seven manufactured home communities in its portfolio. Competitors of the Partnership include other public and private limited partnerships, individuals, corporations, and other entities engaged in real estate investment activities. Competition for such properties varies with changes in the supply or demand for similar or competing properties in a given area, changes in interest rates and the availability of mortgage funds, and changes in tax, real estate, environmental, and zoning laws.

The Partnership's profitability depends in part on maximizing occupancy and rental rates in its manufactured home communities. Rents and occupancy rates are affected by both changes in general economic conditions and changes in local conditions, such as levels of employment, supply of other comparable units or competitive housing alternatives, zoning laws, and the availability and cost of energy and transportation.

All of the Partnership's properties are located in or near large urban areas. Accordingly, they compete for rentals not only with other manufactured home communities but also with apartments and other forms of low cost housing that might exist in their respective market areas.

The Partnership's profitability also depends on the minimization of both property and partnership administration expenses. Expenses are affected by changes in general economic trends and changes in local conditions, such as prevailing wages, utility rates, insurance costs, and real estate taxation practices.

The Partnership has no employees. Partnership administrative services are provided by TWC, which is reimbursed for costs incurred on behalf of the Partnership. Chateau employs all of the properties' on-site personnel and is reimbursed by the Partnership for all such costs.

Item 2.  DESCRIPTION OF PROPERTIES
         -------------------------

The Partnership owned interests in seven properties at December 31, 1999. The Partnership operates the properties as manufactured home communities, renting sites to manufactured home residents on a month-to-month basis. The properties compete for rentals with other manufactured home communities and apartments in their local markets. All of the Partnership's properties are encumbered with outstanding mortgage indebtedness totaling approximately $10,770,200. It is the General Partners' opinion that the properties are in good condition and are adequately insured.

                                             Rancho Margate                     Lakeside                     Winter Haven
                                             --------------                     --------                     ------------
                                                Margate,                     Lithia Springs,                 Winter Haven,
Location                                        Florida                          Georgia                        Florida
---------------------------------------------------------------------------------------------------------------------------------

Percentage of Ownership                                26%                            100%                             26%
Date Acquired                                        9/95                            7/88                           10/95
Acreage                                                29                              31                              30
Number of Spaces                                      245                             103                             238
Monthly Rents (1)                              $      407                      $      219                      $      232
Occupancy Level:
   December 31, 1999                                   94%                             96%                             98%
Real Estate Taxes                              $  154,800                      $   13,100                      $   41,800
Federal Tax Basis (3)                          $6,416,500                      $  271,500                      $2,631,000
Mortgage Information:
   Balance Payable                             $3,582,900                      $1,097,000                      $1,574,900
   Interest Rate                                     9.32%                           9.07%                           9.32%
   Amortization Period                           30 years                              --                        30 years
   Maturity Date                                     7/23                            9/02                            6/23
   Balance Due at Maturity                             --                      $1,097,000                              --

                                         Plantation             Town and                                        Denali
                                           Estates          Country Estates           Apache East            Park Estates
                                      -----------------   --------------------   ---------------------   ---------------------
                                        Douglasville,           Tucson,            Apache Junction,        Apache Junction,
Location                                   Georgia              Arizona                 Arizona                 Arizona
------------------------------------------------------------------------------------------------------------------------------

Percentage of Ownership                         100%                   42%                      9%                     9%
Date Acquired                                 12/88                  1/89                    2/97                   2/97
Acreage                                          29                    38                      16                     33
Number of Spaces                                138                   320                     123                    162
Monthly Rents (1)                          $ 229.00            $   239.00              $   212.00             $      228
Occupancy Level:
  December 31, 1999                              87%                   96%                     96%                    94%
Real Estate Taxes                          $ 13,400            $   38,100              $   18,100             $   25,300
Federal Tax Basis (3)                      $483,400            $1,138,600              $2,538,700             $2,729,800
Mortgage Information:
   Balance Payable                               (2)           $1,550,000              $2,965,400                     (4)
   Interest Rate                                 (2)                 9.07%                   8.38%                    (4)
   Amortization Period                           (2)                   --                24 years                     (4)
   Maturity Date                                 (2)                 9/02                    3/06                     (4)
   Balance Due at Maturity                       (2)           $1,550,000              $2,583,200                     (4)

_____________________________________

(1)  Average rental rates in effect on December 31, 1999.
(2)  Mortgage note information is the same as is set forth for Lakeside.
(3) For income tax purposes, the properties and their components are depreciated using both straight-line and accelerated methods over useful lives ranging from 5 to 40 years.
(4)  Mortgage note information is the same as is set forth for Apache East.

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

                                    PART II
                                    -------

Item 5.  MARKET FOR THE PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS
         ----------------------------------------------------------------------

A public market for the Partnership's Units does not exist and is not likely to develop. As of December 31, 1999, there were approximately 2,884 holders of record holding an aggregate of 232,437 Units.

Cash distributions paid to Limited Partners since December 31, 1997 are as follows:

                                                             Per $1,000
                                   Aggregate                 Originally
Date Paid                           Amount (1)               Invested (2)
---------                          -----------               ------------
August 1999                          $96,100                    $3.92
February 1999                        $96,800                    $3.95

August 1998                          $96,900                    $3.96
February 1998                        $97,500                    $3.98

____________________________

(1)  Amounts exclude General Partner participation.
(2)  Computed based on $24,472,900 original investment.

Cash distributions paid to the General Partners since December 31, 1997 have been $4,000.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

The following discussion should be read in conjunction with the financial statements and Notes thereto included elsewhere in this Annual Report on Form 10-KSB. Certain statements in this discussion constitute "forward-looking statements," and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Results of Operations
---------------------

The Partnership realized net income of $165,400 ($0.70 per Unit) for the year ended December 31, 1999 and $98,300 ($0.41 per Unit) for the year ended December 31, 1998.

Rent and utilities revenues increased from $527,800 in 1998 to $544,900 in 1999. This increase was primarily due to rent increases.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of the five manufactured home communities. Equity in earnings of joint ventures and limited partnerships increased from $102,700 in 1998 to $155,300 in 1999, due mainly to rent increases at all of the communities. The overall occupancy of these five properties was 96% at December 31, 1999.

Interest income remained relatively constant from $20,700 in 1998 to $19,200 in 1999.

Property operating costs decreased slightly from $253,500 in 1998 to $246,000 in 1999, due mainly to decreases in repairs and maintenance and marketing expenses.

Interest expense remained relatively constant from $103,100 in 1998 to $99,800 in 1999.

General and administrative expense increased from $92,500 in 1998 to $113,000 in 1999, mainly due to an increase in legal fees.

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of liquidity during the years ended December 31, 1999 and 1998 were its cash flow generated from the operations of its communities and distributions from investments in joint ventures and limited partnerships. Net cash provided by operating activities was $232,900 and $256,500 for the ended December 31, 1999 and 1998, respectively. At December 31, 1999, the partnership's cash amounted to $543,200.

The Partnership's primary uses of its capital resources during the same periods were for cash distributions to partners and debt service. Cash distributions to partners totaled $194,900 and $196,400 for the years ended December 31, 1999 and 1998, respectively.

The Partnership's principal long-term liquidity requirement will be the repayment of principal on its outstanding mortgage debt. At December 31, 1999, the Partnership's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was approximately $3,355,900, consisting entirely of variable rate debt. The average rate of interest on this debt was 9.12% at December 31, 1999. The Partnership and the affiliated entities are contingently liable for the full amounts of the loans obtained jointly through joint ventures and limited partnerships.

The future sources of liquidity for the Partnership will be provided from property operations, cash reserves and ultimately from the sale of its communities and investments in joint ventures and limited partnerships. The Partnership expects to meet its short-term liquidity requirements, including capital expenditures, administration expenses, debt service, and distributions to partners, from cash flow provided from property operations and distributions from investments in joint ventures and limited partnerships. The Partnership expects to meet its long-term liquidity requirements through the sale of its communities and investments in joint ventures and limited partnerships and the use of cash reserves.

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

Year 2000 Compliance
--------------------

The Partnership had all systems appropriately modified to be compliant for the year 2000 and, following the date change to the year 2000, has not experienced any material impact on its financial condition or operations.

Item 7.  FINANCIAL STATEMENTS
         --------------------

The following financial statements are filed as a part of this report:

                                                         Page
                                                         ----

Report of Independent Accountants                         10

Balance Sheet as of December 31, 1999                     11

Statements of Operations for the Years Ended
 December 31, 1999 and 1998                               12

Statements of Partners' Equity for the Years Ended
 December 31, 1999 and 1998                               13

Statements of Cash Flows for the Years Ended
 December 31, 1999 and 1998                               14

Notes to Financial Statements                             15

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of Windsor Park Properties 5,
(A California Limited Partnership)



In our opinion, the accompanying balance sheet and the related statements of operations, partners' equity and cash flows present fairly, in all material respects, the financial position of Windsor Park Properties 5, a California Limited Partnership (the "Partnership"), at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Denver, Colorado
March 23, 2000

                           WINDSOR PARK PROPERTIES 5
                      ----------------------------------
                      (A California Limited Partnership)


                                 BALANCE SHEET
                                 -------------


ASSETS                                                                                 December 31, 1999
------                                                                                 -----------------

Property held for investment, net                                                             $2,524,600
Investments in joint ventures and limited partnerships                                         2,052,500
Cash and cash equivalents                                                                        543,200
Deferred financing costs, net                                                                     24,700
Other assets                                                                                     106,700
                                                                                       -----------------
Total Assets                                                                                  $5,251,700
                                                                                       =================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
   Mortgage note payable                                                                      $1,097,000
   Accrued expenses                                                                               66,900
   Tenant deposits and other liabilities                                                          33,100
   Due to general partners and affiliates                                                         39,500
                                                                                       -----------------
Total Liabilities                                                                              1,236,500
                                                                                       -----------------
Commitments and Contingencies (Note 8)

Partners' Equity:
   Limited partners                                                                            3,994,600
   General partners                                                                               20,600
                                                                                       -----------------
Total Partners' Equity                                                                         4,015,200
                                                                                       -----------------
Total Liabilities and Partners' Equity                                                        $5,251,700
                                                                                       =================


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                      ----------------------------------
                      (A California Limited Partnership)


                           STATEMENTS OF OPERATIONS
                           ------------------------

                                                                                           For the Year Ended December 31,
                                                                                  ----------------------------------------------
                                                                                        1999                            1998
                                                                                  ---------------------     --------------------
REVENUES
--------

Rent and utilities                                                                             $544,900                 $527,800
Equity in earnings of joint ventures and limited partnerships                                   155,300                  102,700
Interest                                                                                         19,200                   20,700
Other                                                                                            16,800                   10,200
                                                                                  ---------------------     ---------------------
                                                                                                736,200                  661,400
                                                                                  ---------------------     ---------------------
COSTS AND EXPENSES
------------------

Property operating expenses                                                                     246,000                 253,500
Depreciation                                                                                    112,000                 114,000
Interest                                                                                         99,800                 103,100
General and administrative:
   Related parties                                                                               20,600                  24,400
   Other                                                                                         92,400                  68,100
                                                                                  ---------------------     ---------------------
                                                                                                570,800                 563,100
                                                                                  ---------------------     ---------------------
Net income                                                                                     $165,400                $ 98,300
                                                                                  =====================     =====================
Net income - general partners                                                                  $  1,700                $  1,000
                                                                                  =====================     =====================
Net income - limited partners                                                                  $163,700                $ 97,300
                                                                                  =====================     =====================
Basic and diluted earnings per limited partnership unit                                        $   0.70                $   0.41
                                                                                  =====================     =====================



                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                      ----------------------------------
                      (A California Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY
                        ------------------------------
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                ----------------------------------------------


                                                      General
                                                      Partners                   Limited Partners                       Total
                                                   --------------                ----------------                   -------------
Balance at
December 31, 1997                                      $21,900                        $4,218,000                       $4,239,900

Cash distributions                                      (2,000)                         (194,400)                        (196,400)

Net income                                               1,000                            97,300                           98,300

Repurchase of limited
   partnership units                                                                     (41,600)                         (41,600)
                                                   --------------                ----------------                   -------------
Balance at
   December 31, 1998                                   $20,900                        $4,079,300                       $4,100,200

Cash distributions                                      (2,000)                         (192,900)                        (194,900)

Net income                                               1,700                           163,700                          165,400

Repurchase of limited
   partnership units                                                                     (55,500)                         (55,500)
                                                   --------------                ----------------                   -------------
Balance at
   December 31, 1999                                   $20,600                        $3,994,600                       $4,015,200
                                                   ==============                ================                   =============


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                      ----------------------------------
                      (A California Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------



                                                                                            For the Year Ended December 31,
                                                                                     ----------------------------------------------
                                                                                              1999                     1998
                                                                                     ----------------------    --------------------
Cash flows from operating activities:
   Net income                                                                                $ 165,400                   $  98,300
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                                             112,000                     114,000
      Equity in earnings of joint ventures and limited partnerships                           (155,300)                   (102,700)
      Joint ventures' and limited partnerships cash distributions                              155,300                     102,700
      Amortization of deferred financing costs                                                   9,100                       9,000
   Changes in operating assets and liabilities:
      (Increase) decrease in other assets                                                      (85,300)                      7,500
      Decrease in accounts payable                                                                (900)                     (4,000)
      Increase (decrease) in due to general partner and affiliates                              32,400                     (13,900)
      (Decrease) increase  in accrued expenses                                                  (4,300)                     51,900
      (Increase) decrease in tenant deposits and other liabilities                               4,500                      (6,300)
                                                                                     ----------------------    --------------------
Net cash provided by operating activities                                                      232,900                     256,500
                                                                                     ----------------------    --------------------
Cash flows from investing activities:
   Joint ventures' and limited partnerships' cash distributions                                120,400                     166,600
   Increase in property held for investment                                                    (32,300)                    (74,400)
   Investment in joint venture and limited partnerships                                        (10,100)                     (4,900)
                                                                                     ----------------------    --------------------
   Net cash provided by investing activities                                                    78,000                      87,300
                                                                                     ----------------------    --------------------
Cash flows from financing activities:
   Cash distributions                                                                         (194,900)                   (196,400)
   Repurchase of limited partnership units                                                     (55,500)                    (41,600)
                                                                                     ----------------------    --------------------
Net cash used in financing activities                                                         (250,400)                   (238,000)
                                                                                     ----------------------    --------------------
Net increase in cash and cash equivalents                                                    $  60,500                   $ 105,800

Cash and cash equivalents at beginning of year                                                 482,700                     376,900
                                                                                     ----------------------    --------------------
Cash and cash equivalents at end of year                                                     $ 543,200                   $ 482,700
                                                                                     ======================    ====================
Supplemental disclosure of cash flow information:
     Cash paid during the year of interest (none capitalized)                                $  90,735                   $  95,693
                                                                                     ======================    ====================

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                      ----------------------------------
                      (A California Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ----------------------------------------------------------------

The Partnership
---------------

Windsor Park Properties 5, A California Limited Partnership (the "Partnership"), was formed in June 1987 for the purpose of acquiring and holding existing manufactured home communities for investment. The general partners of the Partnership are The Windsor Corporation, a California corporation ("TWC"), and John A. Coseo, Jr. (together with TWC, the "General Partners"). In September 1998, Chateau Communities Inc., a publicly held real estate investment trust ("Chateau"), purchased 100% of the outstanding shares of capital stock of TWC.

The Partnership was funded through a public offering of 244,729 limited partnership units at $100 per unit which commenced in September 1987 and terminated in September 1988. The Partnership term is set to expire in December 2001; however, the Partnership may either be dissolved earlier or extended under certain circumstances. The Partnership may be extended at the recommendation of the General Partners with approval of a majority-in-interest of the Limited Partners.

Property Held For Investment
----------------------------

Property held for investment is carried at cost unless facts and circumstances indicate that the carrying value of the property may be impaired. Impairment is determined by comparing the estimated future cash flows (undiscounted and without interest charges) from an individual property to its carrying value. If such cash flows are less than the property's carrying value, the carrying value of the property is written down to its estimated fair value. No such writedowns were recorded for the years ended December 31, 1999 or 1998.

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

Financing Costs
---------------

Financing costs are amortized to interest expense over the life of the note utilizing a method which approximates the effective interest method.

Income Taxes
------------

Under provisions of the Internal Revenue Code of 1986, as amended, and the California Revenue and Taxation Code, partnerships are generally not subject to income taxes. The tax effect of any income or loss accrues to the individual partners.

Basic and Diluted Earnings per Limited Partnership Unit
-------------------------------------------------------

Basic and diluted earnings per limited partnership unit are calculated based on the weighted average number of limited partnership units outstanding during the year and the net income allocated to the limited partners. Basic and diluted earnings per limited partnership unit are the same, as the Partnership has no dilutive securities. The weighted average number of limited partnership units outstanding during the years ended December 31, 1999 and 1998 was 234,224 and 237,277, respectively.

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

NOTE 2.  PARTNERSHIP AGREEMENT
         ---------------------

In accordance with the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions. The number of limited partnership units outstanding at December 31, 1999 and 1998 was 232,437 and 235,716, respectively, which represented capital contributions of $23,243,700 and $23,571,600, respectively. During the years ended December 31, 1999 and 1998, the Partnership repurchased 3,279 units and 2,921 units, respectively, for $55,500 and $41,600, respectively from the limited partners. The General Partners owned 1,039 units at both December 31, 1999 and 1998.

The General Partners are entitled to receive from the Partnership various fees and compensation which are summarized as follows:

Operational Stage
-----------------

The profits, losses and cash distributions of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the general partners. During the years ended December 31, 1999 and 1998, the general partners received cash distributions from operations of $2,000.

TWC receives a management fee which is based on a percent of actual gross receipts collected from the operations of the properties. For the years ended December 31, 1999 and 1998, the amounts paid to TWC were $32,300 and $31,600 respectively.

The Partnership reimburses TWC for certain direct expenses and employee, executive and administrative time incurred on the Partnership's behalf. The Partnership was charged $20,600 and $24,400 for such costs during the years ended December 31, 1999 and 1998, respectively. These costs are included in property operating and general and administrative expenses in the accompanying statements of operations. As of December 31, 1999, the partnership owed TWC $39,500.

Liquidation Stage
-----------------

During the Partnership's liquidation stage, the total compensation paid to all persons for the sale of investment properties is limited to competitive real estate commissions, not to exceed 6% of the contract price for the sale of the property. The general partners may receive up to one-half of the competitive real estate commission, not to exceed 3%, if they provide a substantial amount of services in the sales effort. The general partners' commission is subordinated to the limited partners' receiving a 9% cumulative, non-compounded annual return (Preferred Return) on their original capital investments. No commissions were paid to the General Partners during the years ended December 31, 1999 and 1998.

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

The General Partners received cash distributions of $2,000 for each of the years ended December 31, 1999 and 1998.

NOTE 3.  PROPERTY HELD FOR INVESTMENT
         ----------------------------

Property held for investment consists of two manufactured home communities summarized as follows:

Name of Property                                         Date Acquired                        Location
----------------                                         -------------                        --------
Lakeside                                                 July 15, 1988                        Lithia Springs, Georgia
Plantation Estates                                       December 30, 1988                    Douglasville, Georgia


                                                                                              December 31, 1999
                                                                                              -----------------

Land                                                                                               $  1,507,800
Building and improvements                                                                             2,147,400
Construction in progress                                                                                  2,600
Fixtures and equipment                                                                                   56,700
                                                                                              -----------------

                                                                                                      3,714,500
Less accumulated depreciation                                                                        (1,189,900)
                                                                                              -----------------

                                                                                                   $  2,524,600
                                                                                              ==================

NOTE 4.  INVESTMENTS IN JOINT VENTURES AND LIMTED PARTNERSHIPS
         -----------------------------------------------------

The Partnership's investments in joint ventures consist of interests in one manufactured home community summarized as follows:

                                   Ownership
Name of Property                   Percentage            Date Acquired                Location
----------------                   ----------            -------------                --------

Town and Country Estates              42%                January 17, 1989             Tucson, Arizona

The Partnership's interest in the four remaining communities are owned through affiliated Arizona and California limited partnerships, which have the same General Partners as the Partnership.

                                   Ownership
Name of Property                   Percentage            Date Acquired               Location
----------------                   ----------            -------------               --------

Rancho Margate                         26%               September 20, 1995          Margate, Florida
Winter Haven                           26%               October 11, 1995            Winter Haven, Florida
Apache East                             9%               February 18 1997            Apache Junction, Arizona
Denali Park Estates                     9%               February 18, 1997           Apache Junction, Arizona

         ------------------------------------------------------

The combined condensed financial position and results of operations of the joint ventures and limited partnerships are as follows:

Financial Position                                                                                               December 31, 1999
------------------                                                                                               -----------------

Property held for investment, net                                                                                      $17,621,600
Cash                                                                                                                       183,300
Other assets                                                                                                               299,900
                                                                                                                 -----------------
     Total assets
                                                                                                                       $18,104,800
                                                                                                                 =================
Mortgage notes payable                                                                                                 $ 9,673,400
Accounts payable                                                                                                             7,300
Other liabilities                                                                                                          320,000
                                                                                                                 -----------------
Total liabilities                                                                                                      10,000,700

Partners' equity                                                                                                         8,104,100
                                                                                                                 -----------------
    Total liabilities and partners'
     equity                                                                                                            $18,104,800
                                                                                                                 =================


                                                                                  For the Year Ended December 31,
                                                              --------------------------------------------------------------------
Results of Operations                                                       1999                                   1998
---------------------                                         ----------------------------------     -----------------------------


Property revenues                                                                     $3,331,100                       $ 3,174,300

Expenses:
   Property operating                                                                  1,441,800                         1,491,000
   Interest                                                                              861,800                           917,200
   Depreciation                                                                          622,800                           587,700
                                                              ----------------------------------     -----------------------------

                                                                                      $2,926,400                       $ 2,995,900
                                                              ----------------------------------     -----------------------------

Net income                                                                            $  404,700                       $   178,400
                                                              ==================================     =============================


NOTE 5:  MORTGAGE NOTE PAYABLE
         ---------------------

The Partnership obtained a $1,097,000 mortgage loan collateralized by the Lakeside and Plantation Estates communities. The loan is payable in monthly interest only installments bearing interest at 90-day LIBOR plus 2.95% (9.07% at December 31, 1999) and is due in September 2002.

NOTE 6.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to the Limited Partners for the years ended December 31, 1999 and 1998 follows:

                                              1999                                          1998
                             ---------------------------------------       ---------------------------------------

                                                            Per                                           Per
                                   Amount                   Unit                 Amount                   Unit
                             ---------------         ---------------       ---------------         ---------------
Net income
    Limited Partners                $163,700                   $0.70              $ 97,300                   $0.41
Return of capital                     29,200                    0.13                97,100                    0.41
                             ---------------         ---------------       ---------------         ---------------

Total Distribution                  $192,900                   $0.83              $194,400                   $0.82
                             ===============         ===============       ===============         ===============

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

The Partnership is jointly and severally liable for $9,673,300 of debt issued by affiliated entities in which it has a joint venture or limited partnership investment.

NOTE 9.  RELATED PARTY TRANSACTIONS
         --------------------------

Chateau and/or its predecessor have been providing property management services to the Partnership since 1992. For this service, Chateau is paid a property management fee, which is based on a percentage of actual gross receipts of the properties. The total management fees paid to Chateau were $27,600 and $26,500 for the years ended December 31, 1999 and 1998, respectively. In addition certain direct expenses are paid by Chateau on behalf of the Partnership and then reimbursed by the Partnership. These amounts were $74,700 and $62,600 for the years ended December 31, 1999 and 1998, respectively.

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

                                   PART III
                                   --------

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
         --------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

The General Partners of the Partnership are TWC and John A. Coseo, Jr.

In July 1994, TWC merged into Windsor Group, Inc., a majority-owned subsidiary. In conjunction with the merger, Windsor Group, Inc. changed its name to TWC.

These entities were incorporated in 1977 and 1992, respectively, to engage in the real estate syndication business. Historically, they have concentrated solely on the acquisition, management, and sale of fully-developed manufactured home communities through the investment programs which they sponsor.

The executive officers of TWC do not receive direct compensation from the Partnership in these capacities and are only required to spend such time on the Partnership's affairs as is deemed necessary. Substantial amounts of these officers' time is spent on matters unrelated to the Partnership.

The names, ages, and nature of the positions held by the directors and executive officers of TWC follow:

                   Name                            Age                                  Office
------------------------------------------     ------------     -------------------------------------------------------
Steven G. Waite                                     45             President and Director
Gary P. McDaniel                                    54             Director
C.G. Kellogg                                        56             Director

A brief background of the general partners, directors and certain executive officers of TWC follows.

Steven G. Waite (45) joined TWC in August 1998 as President. Since 1991, until his involvement with Windsor, Mr. Waite served as Vice President/General Manager of the Communities Division at Clayton Homes. He was responsible for the original start up of this division, and subsequently built it into a successful and profitable area of Clayton Homes, expanding from eight communities to 67 communities. In addition, Mr. Waite has over eight years of experience in the manufactured home community-lending arena. He earned a Bachelor of Arts degree from the University of Colorado and a Master of Business Administration from the University of Alabama. Mr. Waite is active in the Manufactured Housing Institute.

Gary P. McDaniel (54) a director of TWC, has been Chief Executive Officer and a director of Chateau Communities, Inc. ("Chateau") since February 1998. He served as the Chairman of the Board, President and Chief Executive Officer for ROC Communities, Inc., which merged with Chateau in 1998. Since 1993, he has been an executive and shareholder of ROC and its predecessors since 1979, and has been active in the manufactured home industry since 1972. Mr. McDaniel is also a trustee of N'Tandem Trust, which is advised by TWC. Mr. McDaniel has been active in several state and national manufactured home associations, including associations in Florida and Colorado. In 1996, he was named "Industry Person of the Year" by the National Manufactured Housing Industry Association. Mr. McDaniel is on the Board of Directors of the Manufactured Housing Institute. He is a graduate of the University of Wyoming and served as a Captain in the United States Air Force.

C.G. ("Jeff") Kellogg (56) has been President and a director of Chateau since its inception and was Chief Executive Officer of Chateau from its inception to February 1998. For the five years preceding the formation of Chateau, Mr. Kellogg was President and Chief Operating Officer of Chateau Estates. He is extremely active in local and national industry associations, often in leadership positions. Mr. Kellogg is a past President of the Michigan Manufactured Housing Association and served on the Manufactured Housing Institute's Community Operations Committee. He is a graduate of Michigan Technological University with a B.S. in Civil Engineering.

John A. Coseo, Jr. (60) the other general partner of the Partnership was the founder of TWC in 1977 and has been actively involved in all facets of the manufactured housing business since that time, Mr. Coseo resigned from his positions as director and executive officer of TWC in 1998. From 1979 to the present, Mr. Coseo has acted as general partner or advisor in the acquisition and management of 56 manufactured home communities throughout the United States. Mr. Coseo is a general partner of seven limited partnerships which have registered their securities under the Securities and Exchange Act of 1934.

Item 10.    EXECUTIVE COMPENSATION
            ----------------------

The Partnership has not paid and does not propose to pay any remuneration or retirement benefits to John A. Coseo, Jr. and the directors or executive officers of TWC. Refer to Item 12 (Certain Relationships and Related Transactions) for cash distributions and expense reimbursements paid to TWC by the Partnership.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners

        No person is known by the Partnership to be the beneficial owner of more than 5% of the Units.

(b)  Security Ownership of Management

        The following table presents certain information regarding the number of Units owned, directly or indirectly, by (i) each General Partner and
        (ii) all General Partners as a group as of December 31, 1999:

                                                                         Amount and Nature of
Title of Class                        Beneficial Owner                   Beneficial Ownership             Percent of Class
----------------------                ------------------------       ---------------------------       ----------------------
Units of Limited                      John A Coseo, Jr.
Partnership Interest                  a General partner                            39                          0.017%

Units of Limited                      The Windsor Corporation,
Partnership Interest                  a General Partner                          1,000                         0.424%
                                                                                 -----                         -----
Units of Limited                      All General Partners
Partnership Interest                  as a group                                 1,039                         0.441%
                                                                                 =====                         =====

                                      22

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The following table reflects all compensation paid to the General Partners during the years ended December 31, 1999 and 1998.


Form of Compensation and Entity Receiving                                              1999                               1998
-----------------------------------------                               -------------------               --------------------

Expense reimbursement - TWC                                                         $20,600                            $24,400
Cash distributions - TWC                                                            $ 2,000                            $ 2,000
                                                                       --------------------               --------------------

                                                                                    $22,600                            $26,400
                                                                       ====================               ====================

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

                                  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2000.


                     WINDSOR PARK PROPERTIES 5,
                     A California Limited Partnership by:

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


Signature                         Title                                     Date
-------------------------------   ---------------------------------------   -------------------


/s/Steven G. Waite                President of The Windsor Corporation,     March 30, 2000
-------------------------------   a general partner.
STEVEN G. WAITE



/s/Gary P. McDaniel               Director of The Windsor Corporation, a    March 30, 2000
-------------------------------   general partner.
GARY P. MCDANIEL



/s/C.G. Kellogg                   Director of The Windsor Corporation, a    March 30, 2000
-------------------------------   general partner.
C.G. KELLOGG



/s/John A. Coseo, Jr.             General Partner                           March 30, 2000
-------------------------------
JOHN A. COSEO, JR.