Form 10QSB
period 2000-03-31
WINDSOR PARK PROPERTIES 5
filed 2000-05-15
CIK 818817

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended  March 31, 2000
                                            -------------------


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



          For the transition period from ____________ to ____________


                       Commission file number 0-16642
                                             ---------


          WINDSOR PARK PROPERTIES 5, A CALIFORNIA LIMITED PARTNERSHIP
          -----------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          California                                    33-0243223
--------------------------------            ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

           6160 So. Syracuse Way, Greenwood Village, Colorado  80111
           ---------------------------------------------------------
                   (Address of principal executive offices)



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

                                    PART I
                                    ------

Certain matters discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-QSB may constitute forward-looking statements and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Windsor Park Properties 5, A California Limited Partnership, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1.   Financial Statements
-------



                           WINDSOR PARK PROPERTIES 5
                      (A California Limited Partnership)

                                 BALANCE SHEET



ASSETS                                                                                                     March 31, 2000
------                                                                                                     --------------
Property held for investment, net                                                                             $ 2,502,400
Investments in joint ventures and limited partnerships                                                          2,027,600
Cash and cash equivalents                                                                                         499,300
Deferred financing costs, net                                                                                      22,400
Other assets                                                                                                      124,200
                                                                                                           --------------
Total Assets                                                                                                  $ 5,175,900
                                                                                                           ==============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Liabilities:
   Mortgage note payable                                                                                      $ 1,097,000
   Accrued expenses                                                                                                74,200
   Tenant deposits and other liabilities                                                                           32,900
   Due to general partners and affiliates                                                                          30,300
                                                                                                           --------------
Total Liabilities                                                                                               1,234,400
                                                                                                           --------------
Partners' Equity:
   Limited partners                                                                                             3,921,700
   General partners                                                                                                19,800
                                                                                                           --------------
Total Partners' Equity                                                                                          3,941,500
                                                                                                           --------------
Total Liabilities and Partners' Equity                                                                        $ 5,175,900
                                                                                                           ==============



                See accompanying notes to financial statements

                           WINDSOR PARK PROPERTIES 5
                      (A California Limited Partnership)

                           STATEMENTS OF OPERATIONS





                                                                                           Three Months Ended March 31,
                                                                                       --------------------------------------
REVENUES                                                                                 2000                         1999
--------                                                                               ---------                    ---------
Rent and utilities                                                                     $ 139,200                    $ 132,300
Equity in earnings of joint ventures
  and limited partnerships                                                                34,500                       43,700
Interest                                                                                   5,300                        4,300
Other                                                                                      1,300                       11,700
                                                                                       ---------                    ---------
                                                                                         180,300                      192,000
                                                                                       ---------                    ---------
COSTS AND EXPENSES
------------------
Property operating                                                                        69,800                       55,500
Depreciation                                                                              31,200                       27,900
Interest                                                                                  27,000                       24,400
General and administrative:
   Related parties                                                                         7,100                        3,300
   Other                                                                                  21,700                       16,400
                                                                                       ---------                    ---------
                                                                                         156,800                      127,500
                                                                                       ---------                    ---------
Net income                                                                             $  23,500                    $  64,500
                                                                                       =========                    =========
Net income - general partners                                                          $     200                    $     600
                                                                                       =========                    =========
Net income - limited partners                                                          $  23,300                    $  63,900
                                                                                       =========                    =========
Basic and diluted earnings per limited partnership unit                                $    0.10                    $    0.27
                                                                                       =========                    =========


                See accompanying notes to financial statements

                           WINDSOR PARK PROPERTIES 5
                      (A California Limited Partnership)

                           STATEMENTS OF CASH FLOWS


                                                                                              Three Months Ended March 31,
                                                                                           ---------------------------------
                                                                                              2000                    1999
                                                                                           --------                 --------
Cash flows from operating activities:
   Net income                                                                              $ 23,500                 $ 64,500
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation                                                                           31,200                   27,900
      Equity in earnings of joint ventures and limited partnerships                         (34,500)                 (43,700)
      Joint ventures' and limited partnerships cash distributions                            34,500                   43,700
      Amortization of deferred financing costs                                                2,400                    2,300
   Changes in operating assets and liabilities:
      (Increase) decrease in other assets                                                   (17,500)                  (7,700)
      (Decrease) increase in accounts payable                                                 3,300                     (900)
      (Decrease) increase in due to general partner and affiliates                           (9,200)                   8,500
      Increase  in accrued expenses                                                           4,000                    4,700
      Increase (decrease) in other liabilities                                                 (200)                     700
                                                                                           --------                 --------
Net cash provided by operating activities                                                    37,500                  100,000
                                                                                           --------                 --------
Cash flows from investing activities:
   Joint ventures' and limited partnerships' cash distributions                              24,900                  (33,500)
   Increase in property held for investment                                                  (9,000)                  (1,200)
   Investment in joint venture and limited partnerships                                           -                      100
                                                                                           --------                 --------
   Net cash provided by (used in) investing activities                                       15,900                  (34,600)
                                                                                           --------                 --------
Cash flows from financing activities:
   Cash distributions                                                                       (96,300)                 (97,700)
   Repurchase of limited partnership units                                                   (1,000)                  (3,500)
                                                                                           --------                 --------
Net cash used in financing activities                                                       (97,300)                (101,200)
                                                                                           --------                 --------
Net increase in cash and cash equivalents                                                  $(43,900)                $(35,800)

Cash and cash equivalents at beginning of period                                            543,200                  482,700
                                                                                           --------                 --------
Cash and cash equivalents at end of period                                                 $499,300                 $446,900
                                                                                           ========                 ========

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

The Partnership was funded through a public offering of 244,729 limited partnership units at $100 per unit, which commenced in September 1987 and terminated in September 1988. The Partnership term is set to expire in December 2001; however, the Partnership may either be dissolved earlier or extended under certain circumstances. The Partnership may be extended at the recommendation of the General Partners with approval of a majority of the Limited Partners.

At March 31, 2000, the Partnership's portfolio was comprised of two wholly-owned and five partially owned manufactured home communities located in three states.

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


NOTE 2.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at March 31, 2000 and the related statements of operations for the three months ended March 31, 2000 and 1999 and the statements of cash flows for the three months ended March 31, 2000 and 1999 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on Form 10-KSB for the year ended December 31, 1999.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         ------------------------------------------------------

The Partnership's investments in joint ventures and limited partnerships consist of interests in five manufactured home communities at March 31, 2000. The combined condensed results of operations of the joint venture and limited partnership properties for the three months ended March 31, 2000 and 1999 are as follows:


Results of Operations                                           2000                           1999
---------------------                                   -------------------            -------------------
Property revenues                                                 $ 866,300                      $ 839,800

Expenses:
   Property operating                                               414,700                        358,700
   Interest                                                         222,800                        215,700
   Depreciation                                                     151,200                        147,300
   General and administrative                                         2,100                          3,800
                                                         -------------------            -------------------

                                                                  $ 790,800                      $ 725,500
                                                         -------------------            -------------------

Net income                                                         $ 75,500                      $ 114,300
                                                         ===================            ===================

NOTE 4.  BASIC AND DILUTIVE EARNINGS (LOSS) PER LIMITED PARTNERSHIP UNIT
         ---------------------------------------------------------------

Basic and dilutive earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three months ended March 31, 2000 and 1999 was 232,452 and 235,603, respectively.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to Limited Partners in excess of net income allocated to Limited Partners are considered a return of capital. A breakdown of cash distributions to Limited Partners for the three months ended March 31, 2000 and 1999 follows:

                                           2000                                1999
                                 ---------------------------          --------------------------
                                                       Per                                 Per
                                    Amount             Unit             Amount             Unit
                                 ---------         ---------          --------          --------
Net income
    Limited Partners              $ 23,300            $ 0.10          $ 63,900            $ 0.27
Return of capital                   72,000              0.31            32,800              0.14
                                 ---------         ---------          --------          --------
Total Distribution                $ 95,300            $ 0.41          $ 96,700            $ 0.41
                                 =========         =========          ========          ========

Item 2.
-------

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                      -----------------------------------


Three months ended March 31, 2000 as compared to three months ended March 31,
-----------------------------------------------------------------------------
1999
----

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB.

Results of Operations
---------------------

The Partnership's net income was $23,500 and $64,500 for the three months ended March 31, 2000 and 1999, respectively. The net income per limited partnership unit was $0.10 in 2000 and $0.27 in 1999.

Rent and utilities revenues increased from $132,300 in 1999 to $139,200 in 2000 due to rent increases at both the Lakeside and Plantation Estates communities.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five manufactured home communities held by joint ventures and limited partnerships. Equity in earnings of joint ventures and limited partnerships decreased from $43,700 in 1999 to $34,500 in 2000, mainly due to an increase in bad debt expense at the Rancho Margate community.

Property operating expenses increased from $55,500 in 1999 to $69,800 in 2000 due mainly to increases in payroll, repairs and maintenance, and marketing expenses at the Plantation Estates community.

Interest expense remained relatively constant at $27,000 in 2000 compared to $24,400 in 1999.

General and administrative expense increased to $28,800 in 2000 from $19,700 in 1999 due mainly to increased legal and accounting fees.

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of liquidity during the three months ended March 31, 2000 and 1999 were its cash flow generated from the operations of its communities and distributions from investments in joint ventures and limited partnerships. Net cash provided by operating activities was $37,500 and $100,000 for the three months ended March 31, 2000 and 1999, respectively. At March 31, 2000, the Partnership's cash amounted to $499,300.

The Partnership's primary uses of its capital resources during the same periods were for cash distributions to partners and debt service. Cash distributions to partners totaled $96,300 and $97,700 for the three months ended March 31, 2000 and 1999, respectively.

The Partnership's principal long-term liquidity requirement will be the repayment of principal on its outstanding mortgage debt. At March 31, 2000, the Partnership's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was $3,350,900, consisting entirely of variable rate debt. The average rate of interest on the variable rate debt was 9.11% at March 31, 2000.

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


                      WINDSOR PARK PROPERTIES 5,
                      A California Limited Partnership


                      By:  The Windsor Corporation, its Managing General Partner

                      By /s/ Steven G. Waite
                         ------------------------------------
                         STEVEN G. WAITE
                         President


Date:  May 15,  2000