Form 10QSB
period 2000-06-30
WINDSOR PARK PROPERTIES 5
filed 2000-08-14
CIK 818817

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended      June 30, 2000
                                              ------------------


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



           6160 So. Syracuse Way, Greenwood Village, Colorado 80111
           --------------------------------------------------------
                   (Address of principal executive offices)



                                (303) 741-3707
                                --------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]   No [_]

Transitional small business disclosure format (check one):  Yes [_]  No [X]

                               TABLE OF CONTENTS

                                    PART I
                                    ------

                                                                        Page
                                                                        ----

Item 1.     Financial Statements                                           2

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            8



                                    PART II
                                    -------

Item 6.     Exhibits and Reports on Form 8-K                              10

            SIGNATURE                                                     11

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

Item 1.   Financial Statements
-------

                 WINDSOR PARK PROPERTIES 5
                 -------------------------
             (A California Limited Partnership)

                       BALANCE SHEET
                       -------------
                        (Unaudited)


ASSETS                                                                                  June 30, 2000
------                                                                                  -------------

Property held for investment, net                                                       $   2,490,800
Investments in joint ventures and limited partnerships                                      1,986,200
Cash and cash equivalents                                                                     598,900
Deferred financing costs, net                                                                  20,200
Other assets                                                                                  139,400
                                                                                        -------------

Total Assets                                                                            $   5,235,500
                                                                                        =============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
   Mortgage note payable                                                                $   1,097,000
   Accrued expenses                                                                            94,300
   Other liabilities                                                                           35,900
   Due to general partners and affiliates                                                      76,700
                                                                                        -------------

Total Liabilities                                                                           1,303,900
                                                                                        -------------

Partners' Equity:
   Limited partners                                                                         3,911,500
   General partners                                                                            20,100
                                                                                        -------------

Total Equity                                                                                3,931,600
                                                                                        -------------

Total Liabilities and Partners' Equity                                                  $   5,235,500
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

                           WINDSOR PARK PROPERTIES 5
                      ----------------------------------
                      (A California Limited Partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)


                                                                                             Three Months Ended June 30,
                                                                                       --------------------------------------
                                                                                            2000                    1999
                                                                                       ---------------         --------------
REVENUES
--------

Rent and utilities                                                                     $       148,500         $      137,600
Equity in earnings of joint ventures
  and limited partnerships                                                                      28,700                 42,400
Interest                                                                                         6,900                  4,300
Other                                                                                            2,300                  2,200
                                                                                       ---------------         --------------

                                                                                               186,400                186,500
                                                                                       ---------------         --------------
COSTS AND EXPENSES
------------------

Property operating                                                                              73,200                 64,900
Depreciation                                                                                    29,500                 28,500
Interest                                                                                        27,600                 24,000
General and administrative:
   Related parties                                                                               6,600                  3,800
   Other                                                                                        18,400                 18,900
                                                                                       ---------------         --------------
                                                                                               155,300                140,100
                                                                                       ---------------         --------------
Net income                                                                             $        31,100         $       46,400
                                                                                       ===============         ==============
Net income - general partners                                                          $           300         $          500
                                                                                       ===============         ==============
Net income - limited partners                                                          $        30,800         $       45,900
                                                                                       ===============         ==============
Basic and diluted earnings per limited partnership unit                                $          0.13         $         0.20
                                                                                       ===============         ==============



                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)


                                                                                        Six Months Ended June 30,
                                                                                   ----------------------------------
                                                                                        2000                 1999
                                                                                   --------------     ---------------
REVENUES
--------

Rent and utilities                                                                 $      287,600     $       269,800
Equity in earnings of joint ventures
  and limited partnerships                                                                 63,200              86,100
Interest                                                                                   12,200               8,600
Other                                                                                       3,500              14,000
                                                                                   --------------     ---------------
                                                                                          366,500             378,500
                                                                                   --------------     ---------------

COSTS AND EXPENSES
------------------

Property operating                                                                        142,600             120,400
Depreciation                                                                               60,700              56,400
Interest                                                                                   54,600              48,400
General and administrative:
   Related parties                                                                         13,600               7,100
   Other                                                                                   40,400              35,300
                                                                                   --------------     ---------------
                                                                                          311,900             267,600
                                                                                   --------------     ---------------

Net income                                                                         $       54,600     $       110,900
                                                                                   ==============     ===============
Net income - general partners                                                      $          500     $         1,100
                                                                                   ==============     ===============
Net income - limited partners                                                      $       54,100     $       109,800
                                                                                   ==============     ===============
Basic and diluted earnings per limited partnership unit                            $         0.23     $          0.47
                                                                                   ==============     ===============



                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                      ----------------------------------
                      (A California Limited Partnership)


                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)



                                                                                  Six Months Ended June 30,
                                                                            --------------------------------------
                                                                                 2000                     1999
                                                                            ------------              ------------

Cash flows from operating activities:
   Net income                                                               $     54,600              $    110,900
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                                60,700                    56,400
      Equity in earnings of joint ventures and limited partnerships              (63,200)                  (86,100)
      Joint ventures' and limited partnerships cash distributions                 63,200                    86,100
      Amortization of deferred financing costs                                     4,500                     4,600
   Changes in operating assets and liabilities:
      Increase in other assets                                                   (32,700)                  (15,800)
      Decrease in accounts payable                                                     -                      (900)
      Increase in due to general partner and affiliates                           37,200                     5,000
      Increase  in accrued expenses                                               27,400                     2,000
      Increase in other liabilities                                                2,800                     1,000
                                                                            ------------              ------------

Net cash provided by operating activities                                        154,500                   163,200
                                                                            ------------              ------------

Cash flows from investing activities:
   Joint ventures' and limited partnerships' cash distributions                   66,300                    28,900
   Increase in property held for investment                                      (26,900)                  (15,200)
   Investment in joint venture and limited partnerships                                -                   (20,000)
                                                                            ------------              ------------

   Net cash provided by (used in) investing activities                            39,400                    (6,300)
                                                                            ------------              ------------

Cash flows from financing activities:
   Cash distributions                                                            (96,300)                  (97,800)
   Repurchase of limited partnership units                                       (41,900)                  (20,100)
                                                                            ------------              ------------

Net cash used in financing activities                                           (138,200)                 (117,900)
                                                                            ------------              ------------

Net increase in cash and cash equivalents                                         55,700                    39,000

Cash and cash equivalents at beginning of period                                 543,200                   482,700
                                                                            ------------              ------------

Cash and cash equivalents at end of period                                  $    598,900              $    521,700
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

At June 30, 2000, the Partnership's portfolio was comprised of two wholly-owned and five partially-owned manufactured home communities located in three states.

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


NOTE 2.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at June 30, 2000 and the related statements of operations for the three and six months ended June 30, 2000 and 1999 and the statements of cash flows for the six months ended June 30, 2000 and 1999 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on Form 10-KSB for the year ended December 31, 1999.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         ------------------------------------------------------

The Partnership's investments in joint ventures and limited partnerships consist of interests in five manufactured home communities at June 30, 2000. The combined condensed results of operations of the joint venture and limited partnership properties for the six months ended June 30, 2000 and 1999 are as follows:


Results of Operations                                              2000                           1999
---------------------                                           -----------                    -----------
Property revenues                                               $ 1,711,600                    $ 1,668,700

Expenses:
   Property operating                                               815,800                        709,700
   Interest                                                         440,500                        430,400
   Depreciation                                                     308,300                        295,700
   General and administrative                                        12,800                         11,500
                                                                -----------                    -----------
                                                                  1,577,400                      1,447,300
                                                                -----------                    -----------
Net income                                                      $   134,200                    $   221,400
                                                                ===========                    ===========

NOTE 4.  BASIC AND DILUTIVE EARNINGS PER LIMITED PARTNERSHIP UNIT
         --------------------------------------------------------

Basic and dilutive earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and six months ended June 30, 2000 was 231,695 and 232,068, respectively; and 234,903 and 235,253 for the three and six months ended June 30, 1999, respectively.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to Limited Partners in excess of net income allocated to Limited Partners are considered a return of capital. A breakdown of cash distributions to Limited Partners for the six months ended June 30, 2000 and 1999 follows:

                                            2000                                1999
                                 ---------------------------         ---------------------------
                                                     Per                                  Per
                                  Amount             Unit              Amount             Unit
                                 ---------        ----------         ----------        ----------
Net income
    Limited Partners             $  54,100        $     0.23         $  109,800        $     0.47
Return of capital                   41,200              0.18            (13,000)            (0.06)
                                 ---------        ----------         ----------        ----------
Total Distribution               $  95,300        $     0.41         $   96,800        $     0.41
                                 =========        ==========         ==========        ==========

Item 2.
-------


               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


Three months ended June 30, 2000 as compared to three months ended June 30, 1999
--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB.


Results of Operations
---------------------

The Partnership's net income was $31,100 and $46,400 for the three months ended June 30, 2000 and 1999, respectively. Basic and diluted earnings per limited partnership unit was $.13 and $.20 for the three months ended June 30, 2000 and 1999, respectively.

Rent and utilities revenues increased from $137,600 in 1999 to $148,500 in 2000 due to rent increases at both the Lakeside and Plantation Estates communities.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five manufactured home communities held by joint ventures and limited partnerships. Equity in earnings of joint ventures and limited partnerships decreased from $42,400 in 1999 to $28,700 in 2000, mainly due to an increase in bad debt expense and legal fees at the Rancho Margate community.

Property operating expenses increased from $64,900 in 1999 to $73,200 in 2000 due mainly to increases in payroll, repairs and maintenance, and marketing expenses at the Plantation Estates community.

Interest expense remained relatively constant at $27,600 in 2000 compared to $24,000 in 1999.

General and administrative expense increased to $25,000 in 2000 from $22,700 in 1999 due mainly to increased legal and accounting fees.


Six months ended June 30, 2000 as compared to six months ended June 30, 1999
----------------------------------------------------------------------------

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB.


Results of Operations
---------------------

The Partnership's net income was $54,600 and $110,900 for the six months ended June 30, 2000 and 1999, respectively. Basic and diluted earnings per limited partnership unit was $.23 and $.47 for the six months ended June 30, 2000 and 1999, respectively.

Rent and utilities revenues increased from $269,800 in 1999 to $287,600 in 2000 due to rent increases at both the Lakeside and Plantation Estates communities.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five manufactured home communities held by joint ventures and limited partnerships. Equity in earnings of joint ventures and limited partnerships decreased from $86,100 in 1999 to $63,200 in 2000, mainly due to an increase in bad debt and legal expenses at the Rancho Margate community.

Property operating expenses increased from $120,400 in 1999 to $142,600 in 2000 due mainly to increases in payroll, repairs and maintenance, and marketing expenses at the Plantation Estates community.

Interest expense increased from $48,400 in 1999 to $54,600 in 2000 due to higher interest rates.

General and administrative expense increased to $54,000 in 2000 from $42,400 in 1999 due mainly to increased legal and accounting fees.


Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of liquidity during the six months ended June 30, 2000 and 1999 were its cash flow generated from the operations of its communities and distributions from investments in joint ventures and limited partnerships. Net cash provided by operating activities was $154,500 and $163,200 for the six months ended June 30, 2000 and 1999, respectively. At June 30, 2000, the Partnership's cash amounted to $598,900.

The Partnership's primary uses of its capital resources during the same periods were for cash distributions to partners and debt service. Cash distributions to partners totaled $96,300 and $97,800 for the six months ended June 30, 2000 and 1999, respectively.

The Partnership's principal long-term liquidity requirement will be the repayment of principal on its outstanding mortgage debt. At June 30, 2000, the Partnership's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was $3,346,600, consisting entirely of variable rate debt. The weighted average rate of interest on the variable rate debt was 9.31% at June 30, 2000.

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


Date:  August 14, 2000