Form 10QSB
period 2000-09-30
WINDSOR PARK PROPERTIES 5
filed 2000-11-14
CIK 818817

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended  September 30, 2000
                                              ------------------


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



          For the transition period from ____________ to ____________


                       Commission file number   0-16642
                                                -------


          WINDSOR PARK PROPERTIES 5, A CALIFORNIA LIMITED PARTNERSHIP
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          California                                      33-0243223
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

Transitional small business disclosure format (check one): Yes [ ] No [X]
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

Item 1.   Financial Statements
-------



                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)

                                 BALANCE SHEET
                                 -------------
                                  (Unaudited)




ASSETS                                                                                                 September 30, 2000
------                                                                                                 ------------------
Property held for investment, net                                                                      $        2,477,000
Investments in joint ventures and limited partnerships                                                          1,906,700
Cash and cash equivalents                                                                                         589,000
Deferred financing costs, net                                                                                      17,900
Other assets                                                                                                      198,700
                                                                                                       ------------------
Total Assets                                                                                           $        5,189,300
                                                                                                       ==================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
   Mortgage note payable                                                                               $        1,097,000
   Accrued expenses                                                                                                82,100
   Other liabilities                                                                                               35,700
   Due to general partners and affiliates                                                                         143,100
                                                                                                       ------------------
Total Liabilities                                                                                               1,357,900
                                                                                                       ------------------
Partners' Equity:
   Limited partners                                                                                             3,811,300
   General partners                                                                                                20,100
                                                                                                       ------------------
Total Equity                                                                                                    3,831,400
                                                                                                       ------------------
Total Liabilities and Partners' Equity                                                                 $        5,189,300
                                                                                                       ==================


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                      ---------------------------------
                      (A California Limited Partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)


                                                                                     Three Months Ended September 30,
                                                                                   ------------------------------------
                                                                                       2000                     1999
                                                                                   -----------              -----------
REVENUES
--------
Rent and utilities                                                                 $   147,800              $   137,800
Equity in earnings of joint ventures
  and limited partnerships                                                              35,300                   33,300
Interest                                                                                 8,700                    4,700
Other                                                                                    2,100                    1,700
                                                                                   -----------              -----------
                                                                                       193,900                  177,500
                                                                                   -----------              -----------
COSTS AND EXPENSES
------------------

Property operating                                                                      69,400                   61,000
Depreciation                                                                            29,600                   28,600
Interest                                                                                29,000                   24,700
General and administrative:
   Related parties                                                                      11,300                    6,300
   Other                                                                                57,200                   33,400
                                                                                   -----------              -----------
                                                                                       196,500                  154,000
                                                                                   -----------              -----------
Net income (loss)                                                                  $    (2,600)             $    23,500
                                                                                   ===========              ===========
Net income (loss) - general partners                                               $         -              $       200
                                                                                   ===========              ===========
Net income (loss) - limited partners                                               $    (2,600)             $    23,300
                                                                                   ===========              ===========
Basic and diluted earnings (loss) per limited partnership unit                     $     (0.01)             $      0.10
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

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)



                                                                               Nine Months Ended September 30,
                                                                             -----------------------------------
                                                                                2000                     1999
                                                                             ----------               ----------
REVENUES
--------
Rent and utilities                                                           $  435,400               $  407,700
Equity in earnings of joint ventures
  and limited partnerships                                                       98,500                  119,300
Interest                                                                         20,900                   13,300
Other                                                                             5,600                   15,600
                                                                             ----------               ----------
                                                                                560,400                  555,900
                                                                             ----------               ----------
COSTS AND EXPENSES
------------------

Property operating                                                              212,000                  181,400
Depreciation                                                                     90,300                   85,000
Interest                                                                         83,600                   73,100
General and administrative:
   Related parties                                                               24,900                   13,400
   Other                                                                         97,500                   68,700
                                                                             ----------               ----------
                                                                                508,300                  421,600
                                                                             ----------               ----------
Net income                                                                   $   52,100               $  134,300
                                                                             ==========               ==========
Net income - general partners                                                $      500               $    1,300
                                                                             ==========               ==========
Net income - limited partners                                                $   51,600               $  133,000
                                                                             ==========               ==========
Basic and diluted earnings per limited partnership unit                      $     0.22               $     0.57
                                                                             ==========               ==========



                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                           -------------------------
                      (A California Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)



                                                                              Nine Months Ended September 30,
                                                                            ----------------------------------
                                                                              2000                     1999
                                                                            ---------               ----------
Cash flows from operating activities:
   Net income                                                               $  52,100               $  134,300
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                             90,300                   85,000
      Equity in earnings of joint ventures and limited partnerships           (98,500)                (119,300)
      Joint ventures' and limited partnerships cash distributions              98,500                  119,300
      Amortization of deferred financing costs                                  6,800                    6,800
   Changes in operating assets and liabilities:
      Increase in other assets                                                (92,000)                 (21,800)
      Decrease in accounts payable                                                  -                   (2,700)
      Increase in due to general partner and affiliates                       103,600                   10,400
      Increase  in accrued expenses                                            15,200                   15,500
      Increase in other liabilities                                             2,600                    1,800
                                                                            ---------               ----------
Net cash provided by operating activities                                     178,600                  229,300
                                                                            ---------               ----------
Cash flows from investing activities:
   Joint ventures' and limited partnerships' cash distributions               145,800                  103,900
   Increase in property held for investment                                   (42,700)                 (17,600)
   Investment in joint venture and limited partnerships                             -                  (20,100)
                                                                            ---------               ----------
   Net cash provided by investing activities                                  103,100                   66,200
                                                                            ---------               ----------
Cash flows from financing activities:
   Cash distributions                                                        (190,900)                (194,900)
   Repurchase of limited partnership units                                    (45,000)                 (44,200)
                                                                            ---------               ----------
Net cash used in financing activities                                        (235,900)                (239,100)
                                                                            ---------               ----------
Net increase in cash and cash equivalents                                      45,800                   56,400

Cash and cash equivalents at beginning of period                              543,200                  482,700
                                                                            ---------               ----------
Cash and cash equivalents at end of period                                  $ 589,000               $  539,100
                                                                            =========               ==========


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 5
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  THE PARTNERSHIP
         ---------------

Windsor Park Properties 5, A California Limited Partnership (the "Partnership"), was formed in September 1987 for the purpose of acquiring and holding existing manufactured home communities for investment. The general partners of the Partnership are The Windsor Corporation, a California corporation ("TWC"), and
John A. Coseo, Jr. (together with TWC, the "General Partners").   In September
1998, Chateau Communities Inc., a publicly held real estate investment trust ("Chateau"), purchased 100% of the outstanding shares of capital stock of TWC.

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

At September 30, 2000, the Partnership's portfolio was comprised of two wholly-owned and five partially-owned manufactured home communities located in three states.

The General Partners are currently exploring possible strategic alternatives for the Partnership with a view towards providing Limited Partners with the opportunity to achieve liquidity in their investment. As a result, the General Partners have approved, and recommend that the Partnership proceed with, a plan of liquidation (the "Plan of Liquidation"), pursuant to which the Partnership will sell its two wholly-owned properties and its partial ownership interests in five other properties (collectively, the "Properties") to N'Tandem Trust, a California business trust ("N'Tandem"), and, thereafter, make liquidating distributions to the partners in accordance with the terms of the Partnership Agreement (the "Proposed Transactions").

On September 27, 2000, the General Partners mailed to the Limited Partners a Consent Solicitation Statement describing the Proposed Transactions and requesting the consent of such Limited Partners to the Proposed Transactions. The consummation of the Proposed Transactions is subject to the satisfaction of certain conditions, including the approval of a majority-in-interest of the Partnership's Limited Partners. The General Partners anticipate that if the Proposed Transactions are approved by the Limited Partners that the sale of the Properties will close on or before December 15, 2000 and that final liquidating distributions to the partners will be made on or before December 31, 2000.

NOTE 2.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at September 30, 2000 and the related statements of operations for the three and nine months ended September 30, 2000 and 1999 and the statements of cash flows for the nine months ended September 30, 2000 and 1999 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on Form 10-KSB for the year ended December 31, 1999.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         ------------------------------------------------------

The Partnership's investments in joint ventures and limited partnerships consist of interests in five manufactured home communities at September 30, 2000. The combined condensed results of operations of the joint venture and limited partnership properties for the nine months ended September 30, 2000 and 1999 are as follows:


Results of Operations                               2000                       1999
---------------------                          ---------------            ----------------
Property revenues                              $     2,565,600            $      2,503,900

Expenses:
   Property operating                                1,167,600                   1,084,600
   Interest                                            665,500                     645,000
   Depreciation                                        457,700                     456,300
   General and administrative                           37,800                      14,800
                                               ---------------            ----------------

                                                     2,328,600                   2,200,700
                                               ---------------            ----------------

Net income                                     $       237,000            $        303,200
                                               ===============            ================





NOTE 4.  BASIC AND DILUTIVE EARNINGS PER LIMITED PARTNERSHIP UNIT
         --------------------------------------------------------

Basic and dilutive earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and nine months ended September 30, 2000 was 230,772 and 231,631, respectively, and 232,213 and 234,737 for the three and nine months ended September 30, 1999, respectively.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to Limited Partners in excess of net income allocated to Limited Partners are considered a return of capital. A breakdown of cash distributions to Limited Partners for the nine months ended September 30, 2000 and 1999 follows:

                                                    2000                                           1999
                                       -------------------------------              ------------------------------------
                                                                Per                                               Per
                                         Amount                 Unit                  Amount                      Unit
                                       ----------             --------              -----------                 --------
Net income
    Limited Partners                   $   51,600             $   0.22              $   133,000                 $   0.57
Return of capital                         138,800                 0.60                   59,900                     0.25
                                       ----------             --------              -----------                 --------
Total Distribution                     $  190,400             $   0.82              $   192,900                 $   0.82
                                       ==========             ========              ===========                 ========

Item 2.
-------

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB.

Three months ended September 30, 2000 as compared to three months ended
-----------------------------------------------------------------------
September 30, 1999
------------------

Results of Operations
---------------------

The Partnership's net loss was $2,600 for the three months ended September 30, 2000 compared to net income of $23,500 for the three months ended September 30, 1999. Basic and diluted earnings (loss) per limited partnership unit was $(.01) and $.10 for the three months ended September 30, 2000 and 1999, respectively.

Rent and utilities revenues increased from $137,800 in 1999 to $147,800 in 2000 due to rent increases at both the Lakeside and Plantation Estates communities and increased occupancy at Plantation Estates.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five manufactured home communities held by joint ventures and limited partnerships. Equity in earnings of joint ventures and limited partnerships remained relatively constant at $35,300 in 2000 compared to $33,300 in 1999.

Property operating expenses increased from $61,000 in 1999 to $69,400 in 2000 due mainly to increases in payroll and utility expenses at the Plantation Estates community.


Interest expense remained relatively constant at $29,000 in 2000 compared to $24,700 in 1999.

General and administrative expense increased to $68,500 in 2000 from $39,700 in 1999 due mainly to increased legal and accounting fees and costs incurred related to the preparation of the Consent Solicitation Statement.

Nine months ended September 30, 2000 as compared to nine months ended September
-------------------------------------------------------------------------------
30, 1999
--------

Results of Operations
---------------------

The Partnership's net income was $52,100 and $134,400 for the nine months ended September 30, 2000 and 1999, respectively. Basic and diluted earnings per limited partnership unit was $.22 and $.57 for the nine months ended September 30, 2000 and 1999, respectively.

Rent and utilities revenues increased from $407,700 in 1999 to $435,400 in 2000 due to rent increases at both the Lakeside and Plantation Estates communities and increased occupancy at Plantation Estates.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five manufactured home communities held by joint ventures and limited partnerships. Equity in earnings of joint ventures and limited partnerships decreased from $119,300 in 1999 to $98,500 in 2000, mainly due to an increase in bad debt and legal expenses at the Rancho Margate community.

Property operating expenses increased from $181,400 in 1999 to $212,000 in 2000 due mainly to increases in payroll, repairs and maintenance, and marketing expenses at the Plantation Estates community.

Interest expense increased from $73,100 in 1999 to $83,600 in 2000 due to higher interest rates on floating rate debt.

General and administrative expense increased to $122,400 in 2000 from $82,100 in 1999 due mainly to increased legal and accounting fees and costs incurred related to the preparation of the Consent Solicitation Statement.

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of liquidity during the nine months ended September 30, 2000 and 1999 were its cash flow generated from the operations of its communities and distributions from investments in joint ventures and limited partnerships. Net cash provided by operating activities was $178,600 and $229,300 for the nine months ended September 30, 2000 and 1999, respectively.
At September 30, 2000, the Partnership's cash amounted to $589,000.

The Partnership's primary uses of its capital resources during the same periods were for cash distributions to partners and debt service. Cash distributions to partners totaled $190,900 and $194,900 for the nine months ended September 30, 2000 and 1999, respectively.

The Partnership's principal long-term liquidity requirement will be the repayment of principal on its outstanding mortgage debt. At September 30, 2000, the Partnership's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was $3,340,700, consisting entirely of variable rate debt. The weighted average rate of interest on the variable rate debt was 9.63% at September 30, 2000.

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


                      WINDSOR PARK PROPERTIES 5,
                      A California Limited Partnership


                      By: The Windsor Corporation, its Managing General Partner

                      By  /s/ Steven G. Waite
                          -------------------
                          STEVEN G. WAITE
                          President


Date:  November 14, 2000